Form 10QSB
period 1997-03-31
ROCKY FORD FINANCIAL INC
filed 1997-05-19
CIK 1031517

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

Commission file number     333-20489

                          Rocky Ford Financial, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small business Issuer as Specified in Its Charter)

                Delaware                                    Requested
     -------------------------------                   -------------------
     (State of Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

                 801 Swink Avenue, Rocky Ford, Colorado  81067
                 ---------------------------------------------
                   (Address of Principal Executive Offices)

                                 719-254-7642
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer's: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

  Yes          No  X
      ---         ---



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: None as of April 30, 1997.

                          ROCKY FORD FINANCIAL, INC.

                                   CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1:   Financial Statements

            Consolidated Statement of Condition at March 31, 1997 and
            September 30, 1996                                                 3

            Statements of Consolidated Income for the Three Months
            and Six Months Ended March 31, 1997 and 1996                       4

            Statements of Consolidated Cash Flows for the Six Months
            Ended March 31, 1997 and 1996                                      5

            Notes to Financial Statements                                  6 - 7

  Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8 - 10

PART II - OTHER INFORMATION

  Item 1:   Legal Proceedings                                                 11

  Item 2:   Changes in Securities                                             11

  Item 3:   Defaults Upon Senior Securities                                   11

  Item 4:   Submission of Matters to a Vote of Security Holders               11

  Item 5:   Other Information                                                 11

  Item 6:   Exhibits and Reports on Form 8-K                                  11

  Signature                                                                   11

                          ROCKY FORD FINANCIAL, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                    March 31,      September 30,
                                                      1997             1996
                                                   -----------     -------------
                ASSETS

Cash and cash equivalents                          $ 2,300,000       $ 2,000,000
  Interest-bearing                                     181,893           221,416
  Non-interest bearing                               1,797,000         1,897,000
Certificates of deposit
Securities available for sale
    Equity securities (amortized cost of
    $11,327)                                           315,228           282,300

Securities held to maturity
    Mortgage-backed securities (estimated
    market value of $2,596,996 and
    $2,660,705)                                      2,558,499         2,616,767
    U.S. agencies (estimated market value of
    $2,596,996 and $2,660,705)                         748,875           500,000
                                                   -----------       -----------
                                                     3,307,374         3,116,767
                                                   -----------       -----------
Loans receivable - net                              12,579,391        12,286,909
Federal Home Loan Bank stock, at cost                  312,300           302,400
Conversion costs                                       214,554                 -
Accrued interest receivable                            125,116           125,018
Premises and equipment                                  93,286            98,672
Prepaids                                                57,623            57,611
                                                   -----------       -----------
        TOTAL ASSETS                               $21,283,765       $20,388,093
                                                   ===========       ===========
            LIABILITIES AND EQUITY

Deposits                                           $18,007,137       $17,144,638
Advances from borrowers for taxes and insurance         63,101            41,778
Accounts payable and accrued expenses                  308,625           273,217
Deferred income taxes                                  142,470           150,200
                                                   -----------       -----------
        TOTAL LIABILITIES                           18,521,333        17,609,833
                                                   -----------       -----------
Commitments and contingencies

Retained earnings - substantially restricted         2,571,001         2,607,578
Net unrealized gain on securities available
  for sale, net of tax of $112,470 and $100,300        191,431           170,682
                                                   -----------       -----------
        TOTAL EQUITY                                 2,762,432         2,778,260
                                                   -----------       -----------
        TOTAL LIABILITIES AND EQUITY               $21,283,765       $20,388,093
                                                   ===========       ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ROCKY FORD FINANCIAL, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                           Three Months Ended               Six Months Ended
                                                                 March 31                         March 31,
                                                           1997           1996            1997             1996
                                                        ---------       --------        --------        --------
INTEREST INCOME
   Loans receivable                                     $ 272,494       $254,558        $546,680        $502,897
   Securities held                                         55,791         52,769         122,000         107,729
   Other interest-bearing assets                           62,770         80,091         177,075         148,184
                                                        ---------       --------        --------        --------
        TOTAL INTEREST INCOME                             391,055        387,418         785,745         758,810

INTEREST ON DEPOSITS                                      206,380        203,057         413,276         411,737
                                                        ---------        -------         -------        --------

        NET INTEREST INCOME                               184,675        184,361         372,469         347,073

(PROVISION FOR) RECOVERY OF LOAN LOSSES                         -              -               -               -
                                                        ---------       --------        --------        --------

        NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                      184,675        184,361         372,469         347,073
                                                        ---------       --------        --------        --------

NON-INTEREST INCOME
   Other charges                                           24,832         19,806          36,235          25,077
   Gain on sale of foreclosed real estate                       -          2,191               -           2,191
                                                        ---------       --------        --------        --------
        TOTAL NON-INTEREST INCOME                          24,832         21,997          36,235          27,268
                                                        ---------       --------        --------        --------

NON-INTEREST EXPENSE
   GENERAL AND ADMINISTRATIVE
      Compensation and benefits                           292,090         58,124         352,656         110,944
      Occupancy and equipment                               8,269         10,579          16,059          19,471
      Computer services                                     8,439          7,791          16,462          13,524
      SAIF deposit insurance                                2,357         11,281          13,910          22,356
      Other                                                46,026         51,784          75,403          67,414
                                                        ---------       --------        --------        --------

        TOTAL NON-INTEREST EXPENSE                        357,181        139,559         474,490         233,709
                                                        ---------       --------        --------        --------

        INCOME (LOSS) BEFORE TAXES                       (147,674)        66,799         (65,786)        140,632

INCOME TAX (EXPENSE) BENEFIT                               54,509        (24,629)         29,209         (52,456)
                                                        ---------       --------        --------        --------
        NET INCOME(LOSS)                                 $(93,165)      $ 42,170        $(36,577)       $ 88,176
                                                         ========       ========        ========        ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ROCKY FORD FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Six Months Ended
                                                                                        March 31,
                                                                               1997                    1996
                                                                         ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $  (36,577)                $88,176
                                                                         ---------------         ---------------
      Adjustments to reconcile net income to net cash provided
            by operating activities:
      Amortization of:
            Deferred loan origination fees                                        (8,155)                 (8,159)
            Discounts on investments                                                (490)                (13,436)
      Stock dividend received from FHLB                                           (9,900)                 (8,900)
      Depreciation                                                                10,016                  10,242
      Change in assets and liabilities
            Accrued interest receivable                                              (98)                 21,431
            Prepaids                                                                 (12)                 20,080
            Accounts payable and accrued expenses                                 35,408                 (60,112)
            Current income taxes                                                       -                  (6,182)
            Deferred income                                                            -                  (2,191)
            Deferred income taxes                                                (19,909)                      -
                                                                          ---------------         --------------

            TOTAL ADJUSTMENTS                                                      6,860                 (47,227)
                                                                          ---------------         --------------

            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (29,717)                 40,949
                                                                          ---------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net change in certificates of deposit                                      100,000                 100,000
      Loan originations and principal payments on loans                         (284,327)               (589,608)
      Proceeds from maturities of investment securities held to maturity               -               1,700,000
      Purchase of securities held to maturity                                   (248,836)               (584,269)
      Purchase of mortgage-backed securities                                           -                (490,000)
      Principal payments on mortgage-backed securities                            58,719                  98,302
      Capital purchases                                                           (4,630)                (32,467)
      Proceeds from sale of foreclosed real estate                                     -                   4,197
      Conversion costs capitalized                                              (214,554)                      -
                                                                         ---------------         ---------------

            NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (593,628)                206,155
                                                                         ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposits                                                     862,499                 250,700
      Net change in mortgage escrow funds                                         21,323                  24,703
                                                                         ---------------         ---------------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     883,822                 275,403
                                                                         ---------------         ---------------

            NET INCREASE IN CASH AND CASH EQUIVALENTS                            260,477                 522,507

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,221,416               1,260,363
                                                                         ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $2,481,893              $1,782,870
                                                                         ===============         ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for:
     Taxes                                                                    $   20,367              $   43,205
     Interest                                                                    105,290                  83,293
Non cash transactions
     FHLB stock dividend received                                                  9,900                   8,900

                SEE NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

                          ROCKY FORD FINANCIAL. INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1997
Note 1.  Nature of Business

Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form. A subscription and community offering of the Company's shares closed on April 29, 1997.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association, although the Company did not own any shares of the Association and had no assets, liabilities, equity or operations as of March 31, 1997. Therefore, the financial statements presented include only the accounts and operations of Rocky Ford Federal Savings and Loan Association. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1996 Rocky Ford Federal Savings and Loan Association financial statements

Note 3.  Regulatory Capital Requirements

At March 31, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March 31, 1997:

Tangible Capital:
     Actual          $2,571,001             12.19%
     Required           316,385              1.50
     Excess          $2,254,616             10.69%

Core Capital:
     Actual          $2,571,001             12.19%
     Required           632,770              3.00
     Excess          $1,938,231              9.19%


                          ROCKY FORD FINANCIAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1997


Note 3.  Regulatory Capital Requirements (Continued)

Risk-Based Capital:
     Actual            $2,631,001                 32.19%
     Required             653,920                  8.00
     Excess            $1,977,081                 24.19%

Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Note 4.  Mutual to Stock Conversion

On January 14, 1997, The Board of Directors of the Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with Securities and Exchange Commission. The Plan was approved by the members of the Association at a special meeting held May 6, 1997. In accordance with the Plan, the Company issued common stock which was sold in the Conversion. The closing of the offering occurred on April 29, 1997 and resulted in a stock subscription of $4,232,000 (including $33I,560 in shares subscribed by the ESOP). The Company will transfer up to fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

The costs of issuing the common stock have been deferred and will be deducted from the proceeds of the stock sale. At March 31, 1997, the Association had incurred $214,554 of such costs.

For the purpose of granting eligible members of the Association a priority in the event of future liquidation, the Association, at the time of conversion, established a liquidation account equal to its regulatory capital as of the date of the latest balance sheet used in the final conversion offering circular. In the event (and only in such event) of future liquidation of the converted Association, an eligible savings account holder who continues to maintain a savings account shall be entitled to receive a distribution from the liquidation account, in the proportionate amount of the then-current adjusted balance of the savings deposits then held, before any distributions may be made with respect to capital stock.

The Association may not declare or pay a cash dividend on its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal regulations

The ESOP stock purchases will be financed by issuing a note to the Company for the entire purchase.

Note 5.  Retirement Plan

The Association Board of Directors adopted a retirement plan for Directors and the Senior Officer effective March 31, 1997. The amount accrued for the past services of those eligible was approximately $226,000

                          ROCKY FORD FINANCIAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND SEPTEMBER 30, 1996

The Company's total assets increased by $896 thousand or 4.39% from $20.4 million at September 30, 1996 to $21.3 million at March 31, 1997.

The Company's loan portfolio increased by approximately $292 thousand during the six months ended March 31, 1997. Net loans totaled $12.6 million at March 31, 1997 and $12.3 million at September 30, 1996.

The allowance for loan losses totaled $60,000 at March 31, 1997 and September 30, 1996. As of those dates the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the six months ended March 31, 1997. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At March 31, 1997, the ratio of the allowance for loan losses to net loans was .48%. as compared to .49% at September 30, 1996.

At March 31, 1997, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $3.3 million and an estimated fair value of $3.3 million, and equity securities classified as "available for sale" with an estimated fair value of $315 thousand. The balance of the Company's investment portfolio at March 31, 1997 consists of interest bearing deposits with various financial institutions totaling $4.1 million.

At March 31, 1997 deposits increased to $18 million from $17.1 million at September 30, 1996 or a net increase of 5.03%. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income (Loss). The Company's net loss for the six months ended March 31, 1997 was $(36,577) compared to net income of $88,176 for the six months ended March 31, 1996. The decrease in net earnings for the six months ended March 31, 1997 resulted primarily from the recognition of past service retirement expense of approximately $142,000, net of deferred income tax effect, in accordance with the retirement plan adopted by the board of directors effective March 31, 1997.

Net Interest Income. Net interest income for the six months ended March 31, 1997 was $372,000 compared to $347,000 for the six months ended March 31, 1996. The increase in net interest income for the six months ended March 31, 1997 was due to an increase in the interest rate spread from 3.05% in 1996 to 3.15% in 1997.

Interest Income. Interest income increased by $27,000 from $759,000 to $786,000 or by 3.67%, during 1997 compared to 1996. This increase resulted in part from an overall increase of interest-earning assets by $1,111,000 from $19,188,000 to $20,299,000 or by 9.44% from 1996 to 1997. The Company experienced a decrease in the average yield on the interest-earning assets from 7.91% in 1996 to 7.74% in 1997. The decrease in the yield is attributed to lower rates on mortgage loans, the average yield on loans in 1996 was 8.78% as compared to 8.60% in 1997. Although these loans were made at lower rates, it provided the Company with a competitive product that lead to growth in residential lending and earned a higher yield than short-term investments.

                          ROCKY FORD FINANCIAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense. Interest expense increased $1,000 to $413,000 for the six months ended March 31, 1997 from $412,000 for the six months ended March 31, 1996. The comparable expense for the periods was caused by the reduction of the average rate paid from 4.86% in 1996 to 4.59% in 1997 with a corresponding increase in deposits from $16,953,000 in 1996 to $18,007,000 in 1997.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing
                                             -------
for an adequate loan loss allowance.

The Company determined a provision for loan loss was not required for the six months ended March 31, 1997 and 1996.

Non-Interest Expense. The increase in the non-interest expense section of the consolidated statement of income is attributed to a $226,000 expense recognized in accordance with the retirement plan adopted by the board effective March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

Net Income (Loss). The Company's net loss for the three months ended March 31, 1997 was $(93,165) compared to net income of $42,170 for the three months ended March 31, 1996. The loss is attributed to recognition of past service retirement expense of $226,000 less the related deferred income tax benefit of $84,000, in accordance with the retirement plan adopted by the board of directors effective March 31, 1997.

The other accounts and balances as of March 31, 1997 are comparable to March 31, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided form operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from the stock sale,loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at March 31, 1997 and 1996 were 24% and 35%, respectively. The Company's relatively high liquidity ratios were reflective of accelerated loan prepayments, limited demand for new loans and management's determination to refrain from investing excess liquidity in assets with longer terms.

                          ROCKY FORD FINANCIAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in same direction or in the same magnitude as the prices of goods and services.

                          ROCKY FORD FINANCIAL, INC.

                          PART II - OTHER INFORMATION



ITEM 1: Legal Proceedings

        None.

ITEM 2: Changes in Securities

        Not Applicable.

ITEM 3: Defaults Upon Senior Securities

        Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders.

        Not Applicable

ITEM 5: Other Information

        None

ITEM 6: Exhibits and Reports on Form 8-K

        None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Rocky Ford Financial, Inc.
                                         Registrant

Date    My 14, 1997                      /s/ Keith E  Waggoner
-------------------------------          --------------------------------
                                         Keith E. Waggoner, President