Form 10QSB
period 1997-06-30
ROCKY FORD FINANCIAL INC
filed 1997-08-14
CIK 1031517

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-QSB

[ X ]    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

Commission File Number: 333-20489


                     Rocky Ford Financial, Inc.
----------------------------------------------------------------
(Exact Name of Small business Issuer as Specified in Its Charter)

          Delaware                                84-1413346
-------------------------------                -----------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)              Identification Number)

           801 Swink Avenue, Rocky Ford, Colorado  81067
-----------------------------------------------------------------
              (Address of Principal Executive Offices)

                              719-254-7642
-----------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)


       Check whether the issuer's: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

       Yes  X       No

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of common stock outstanding as of June 30, 1997 423,200

                     ROCKY FORD FINANCIAL, INC.

                             CONTENTS


    PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Statement of Condition at
         June 30, 1997 and September 30, 1996             3

         Statements of Consolidated Income for the
         Three Months and Nine Months Ended
         June 30, 1997 and 1996                           4

         Statements of Consolidated Cash Flows for
         the Nine Months Ended June 30, 1997 and 1996     5

         Notes to Financial Statements                  6 - 7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                     8 - 10

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                          11

     Item 2:  Changes in Securities                      11

     Item 3:  Defaults Upon Senior Securities            11

     Item 4:  Submission of Matters to a Vote
              of Security Holders                        11

     Item 5:  Other Information                          11

     Item 6:  Exhibits and Reports on Form 8-K           11

     Signature                                           11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (UNAUDITED)

                                            June 30        September 30
                                              1997             1996
                                           ----------       ------------
               ASSETS
Cash and cash equivalents                  $4,300,000      $2,000,000
   Interest - bearing                          68,032         221,416
   Non-interest bearing                     1,698,000       1,897,000
Certificates of deposit
Securities available for sale
   Equity securities (amortized cost
   of $11,327)                                404,880         282,300
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $2,629,000 and
     $2,660,700)                            2,532,856       2,616,767
   U.S. agencies (estimated market value
     of $743,000 and $488,600)                748,906         500,000
Loans receivable - net                     13,135,046      12,286,909
Federal Home Loan Bank stock, at cost         317,700         302,400
Retirement trust assets                       216,482               -
Accrued interest receivable                   145,760         125,018
Premises and equipment                         88,278          98,672
Prepaids                                       51,842          57,611
                                          -----------     -----------
     TOTAL ASSETS                         $23,707,782     $20,388,093
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $16,754,702     $17,144,638
Advances from borrowers for taxes and
  insurance                                    24,949          41,778
Accounts payable and accrued expenses         377,036         273,217
Deferred income taxes                         181,442         150,200
                                          -----------     -----------
     TOTAL LIABILITIES                     17,338,129      17,609,833
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                      -               -
Common stock-$.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200
  shares at June 30, 1997                       4,232               -
Paid-in capital                             3,831,347               -
Retained earnings - substantially
  restricted                                2,624,723       2,607,578
Net unrealized gain on securities
  available for sale, net of tax of
  $145,640 and $100,300                       274,911         170,682
Note receivable from ESOP Trust              (338,560)              -
                                          -----------     -----------
     TOTAL EQUITY                           6,369,653       2,778,260
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $23,707,782     $20,388,093
                                          ===========     ===========

See Notes to Consolidated Financial Statements.

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                      Three Months Ended       Nine Months Ended
                                             June 30,               June 30,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
INTEREST INCOME
  Loans receivable                    $291,880    $271,635   $  838,550  $  774,532
  Securities held                       80,725      64,489      202,725     172,218
  Other interest-bearing assets         63,785      43,731      180,860     191,915
                                      --------    --------   ----------  ----------
        TOTAL INTEREST INCOME          436,390     379,855    1,222,135   1,138,665

INTEREST ON DEPOSITS                   214,530     203,364      627,806     615,101
                                      --------    --------   ----------  ----------
        NET INTEREST INCOME            221,860     176,491      594,329     523,564
(PROVISION FOR) RECOVERY OF
  LOAN LOSSES                                -           -            -           -
                                      --------    --------   ----------  ----------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES    221,860     176,491      594,329     523,564
                                      --------    --------   ----------  ----------
NON-INTEREST INCOME
  Other charges                         12,181      15,495       48,416      40,572
  Gain on sale of foreclosed
    real estate                              -           -            -       2,191
                                      --------    --------   ----------  ----------
        TOTAL NON-INTEREST INCOME       12,181      15,495       48,416      42,763
                                      --------    --------   ----------  ----------

NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
    Compensation and benefits           96,641      58,640      449,297     169,584
    Occupancy and equipment             11,500       9,585       27,559      29,056
    Computer services                    8,524       8,267       24,986      21,791
    SAIF deposit insurance               4,561      10,721       18,471      33,077
    Other                               30,519      30,541      105,922      97,955
                                      --------    --------   ----------  ----------
       TOTAL NON-INTEREST EXPENSE      151,745     117,754      626,235     351,463
                                      --------    --------   ----------  ----------
       INCOME BEFORE TAXES              82,296      74,232       16,510     214,864
INCOME TAX (EXPENSE) BENEFIT           (28,574)    (27,689)         635     (80,145)
                                      --------    --------   ----------  ----------
       NET INCOME                     $ 53,722    $ 46,543   $   17,145  $  134,719
                                      ========    ========   ==========  ==========
EARNINGS PER COMMON SHARE             $   0.06               $     0.06
                                      ========               ==========

Based on income allocated from May 21, 1997.
See Notes to Consolidated Financial Statements.

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                     Nine Months Ended
                                                           June 30,
                                                 ----------------------------
                                                    1997             1996
                                                 ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    17,145     $   134,719
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                  (12,450)         (8,046)
    Discounts on investments                           (755)         (1,022)
  Stock dividend received from FHLB                 (15,300)        (13,800)
  ESOP market value expense                           3,100               -
  Depreciation                                       15,024          15,793
  Change in assets and liabilities
     Accrued interest receivable                    (20,742)         28,835
     Prepaids                                         5,769             188
     Accounts payable and accrued expenses           55,298         (58,692)
     Current income taxes                                 -           6,883
     Deferred income                                      -          (2,191)
     Deferred income taxes                          (14,109)              -
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              15,835         (32,052)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                   32,980         102,667
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit             199,000         489,000
  Loan originations and principal payments
    on loans                                       (835,687)       (800,594)
  Purchase of investment securities held to
    maturity                                       (248,906)              -
  Proceeds from maturities of investment
    securities held to maturity                           -       2,200,000
  Purchase of mortgage-backed securities                  -      (1,485,000)
  Principal payments on mortgage-backed
    securities                                       84,666         157,130
  Capital purchases                                  (4,630)        (32,468)
  Proceeds from sale of foreclosed real estate            -          17,430
  Establishing retirement plan trust               (216,482)              -
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                               (1,022,039)        545,498
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                        3,542,440               -
  Net change in deposits                           (389,936)        506,954
  Net change in mortgage escrow funds               (16,829)        (17,602)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                3,135,675         489,352
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS   2,146,616       1,137,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    2,221,416       1,260,363
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 4,368,032     $ 2,397,880
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for:
  Taxes                                         $    20,367     $    43,205
  Interest                                          323,093         297,264

See Notes to Consolidated Financial Statements.

                     ROCKY FORD FINANCIAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                         JUNE 30, 1997
Note 1.  Nature of Business

Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form. The subscription and community offering of the Company's shares was completed on May 21, 1997.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association.
The account balances include only the accounts and operations of Rocky Ford Federal Savings and Loan Association prior to May 21, 1997. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1996 Rocky Ford Federal
Savings and Loan Association financial statements

Note 3.  Regulatory Capital Requirements

At June 30, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at June
30, 1997:

Tangible Capital:
     Actual           $4,532,000             20.77%
     Required            327,000              1.50
     Excess           $4,205,000             19.27%

Core Capital:
     Actual           $4,532,000             20.77%
     Required            655,000              3.00
     Excess           $3,877,000            17.77%

                    ROCKY FORD FINANCIAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                          JUNE 30, 1997
Note 3.  Regulatory Capital Requirements (Continued)

Risk-Based Capital:
   Actual              $4,592,000             53.55%
   Required               686,000              8.00
   Excess              $3,906,000             45.55%

Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Note 4.  Mutual to Stock Conversion

On January 14, 1997, The Board of Directors of the Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with Securities and Exchange Commission. The Plan was approved by the members of the Association at a special meeting held May 6, 1997. In accordance with the Plan, the Company issued common stock which was sold in the Conversion. The closing of the offering occurred on May 21, 1997 and resulted in a stock offering of $4,232,000 (including $331,560 in shares subscribed by the ESOP). The Company transferred fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

The costs of issuing the common stock were deferred and was deducted from the proceeds of the stock sale and amounted to $399,521.

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

The Association may not declare or pay a cash dividend on its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal regulations.

The ESOP stock purchases will be financed by issuing a note to the Company for the entire purchase.

Note 5.  Retirement Plan

The Association Board of Directors adopted a retirement plan for Directors and the Senior Officer effective March 31, 1997. The amount accrued for the past services of those eligible was approximately $226,000.

                     ROCKY FORD FINANCIAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND SEPTEMBER
30, 1996

The Company's total assets increased by $3.3 million or 16.28% from $20.4 million at September 30, 1996 to $23.7 million at June
30, 1997.

The Company's loan portfolio increased by approximately $848 thousand during the nine months ended June 30, 1997. Net loans totaled $13.1 million at June 30, 1997 and $12.3 million at September 30, 1996.

The allowance for loan losses totaled $60,000 at June 30, 1997 and September 30, 1996. As of those dates the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the nine months ended June 30, 1997. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At June 30, 1997, the ratio of the allowance for loan losses to net loans was .46%. as compared to .49% at September 30, 1996.

At June 30, 1997, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $3.3 million and an estimated fair value of $3.4 million, and equity securities classified as "available for sale" with an estimated fair value of $405 thousand. The balance of the Company's investment portfolio at June 30, 1997 consists of interest bearing deposits with various financial institutions totaling $4.3 million.

At June 30, 1997 deposits decreased to $16.8 million from $17.1 million at September 30, 1996 or a net decrease of 2.27%. The decrease is attributed to withdrawals to purchase common stock. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE
30, 1997 AND 1996

Net Income.  The Company's net income for the nine months ended
June 30, 1997 was $17,145 compared to net income of $134,719 for the nine months ended June 30, 1996. The decrease in net earnings for the six months ended June 30, 1997 resulted primarily from the recognition of past service retirement expense of approximately $142,000, net of deferred income tax effect, in accordance with the retirement plan adopted by the board of directors effective March 31, 1997.

Net Interest Income. Net interest income for the nine months ended June 30, 1997 was $594,000 compared to $524,000 for the nine months ended June 30, 1996. The increase in net interest income for the nine months ended June 30, 1997 was due to an increase in the interest rate spread from 3.04% in 1996 to 3.18% in 1997.

Interest Income. Interest income increased by $83,000 from $1,139,000 to $1,222,000 or by 7.29%, during 1997 compared to
1996. This increase resulted in part from an overall increase of interest-earning assets by $2,964,000 from $19,451,000 to $22,415,000 or by 15.24% from 1996 to 1997. The Company experienced a increase in the average yield on the interest-earning assets from 7.81% in 1996 to 8.02% in 1997.
                             8

                   ROCKY FORD FINANCIAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense. Interest expense increased $12,000 to $627,000 for the nine months ended June 30, 1997 from $615,000 for the nine months ended June 30, 1996. The comparable expense for the periods was caused by the increase of the average rate paid from 4.77% in 1996 to 4.84% in 1997 with a corresponding decrease in deposits from $17,145,000 in 1996 to $16,755,000 in 1997.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance.

The Company determined a provision for loan loss was not required for the nine months ended June 30, 1997 and 1996.

Non-Interest Expense. The increase in the non-interest expense section of the consolidated statement of income is attributed to a $226,000 expense recognized in accordance with the retirement plan adopted by the board effective March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 1997 AND 1996

Net Income (Loss). The Company's net income for the three months ended June 30, 1997 was $54,000 compared to net income of $47,000 for the three months ended June 30, 1996. The increase is attributed to the additional funds available to Company from the stock offering, less the effects of benefit plans that have been adopted in the current period.

The other accounts and balances as of June 30, 1997 are comparable to June 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided form operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet
operating expenses.   Management believes that proceeds from the
stock sale, loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at June 30, 1997 and 1996 were 23% and 29%, respectively.

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


                             Rocky Ford Financial, Inc.
                             Registrant

Date August 12, 1997         /s/ Keith E  Waggoner
                             ----------------------------
                             Keith E. Waggoner, President