Form 10KSB
period 1997-09-30
ROCKY FORD FINANCIAL INC
filed 1997-12-29
CIK 1031517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                        Commission File Number: 0-20489

                          ROCKY FORD FINANCIAL, INC.
                        -----------------------------
                (Name of Small Business Issuer in its Charter)

        Delaware                                              84-1413346
-----------------------------------                      -------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
Organization)                                               Identification No.)

 801 Swink Avenue, Rocky Ford, Colorado                       81067-0032
-----------------------------------------              ----------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (719) 254-7642
                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

  Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   X         NO
    ------         -----

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State registrants revenues for its most recent fiscal year:  $1,678,224.

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($14.25 per share on December 4, 1997), was approximately $3,852,400. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

  As of December 4, 1997, there were issued and outstanding 423,200 shares of the registrant's common stock, of which 152,856 shares were held by affiliates (as defined above).

Transitional Small Business Disclosure Format (check one):  YES        NO   X
                                                                -----      -----
                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III)

                                    PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

     ROCKY FORD FINANCIAL, INC. Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware in March 1997 for the purpose of becoming a savings and loan holding company for Rocky Ford Federal Savings and Loan Association ("Ford" or the "Association"). On May 21,
1997, the Association consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 423,200 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $4.23 million and net proceeds of $3.83 million. The Company purchased all of the capital stock of the Association with $1.9 million of the offering proceeds.

     Prior to the acquisition of all of the outstanding stock of the Association the Company had no assets or liabilities and engaged in no business activities. Since its acquisition of the Association, the Company has engaged in no significant activity other than holding the stock of the Association and operating the business of a savings and loan association through the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiaries.

     The Company's executive offices are located at 801 Swink Avenue, Rocky Ford, Colorado. Its telephone number is (719) 254-7642.

     ROCKY FORD FEDERAL SAVINGS AND LOAN ASSOCIATION.   The Association is a
federal stock savings and loan association operating through a single office located in Rocky Ford, Colorado and serving Otero County, Colorado. The Association was chartered as a federal mutual savings and loan association and received federal insurance of its deposit accounts in 1934, under its current name of Rocky Ford Federal Savings and Loan Association. Effective May 21, 1997, the Association became a stock savings and loan association. At September 30, 1997, the Association had total assets of $21.6 million, total deposits of $16.1 million and equity of $4.9 million.

     The principal business of the Association consists of attracting deposits from the general public and investing these deposits in loans secured by first mortgages on single-family residences in the Association's market area. The Association derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and noninterest income. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

     The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Association's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Association is a member of, and owns capital stock in the Federal Home Loan Bank ("FHLB") of Topeka, which is one of 12 regional banks in the FHLB System. The Association is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained and certain other matters.

     The Association's executive offices are located at 801 Swink Avenue, Rocky Ford, Colorado 81067-0032, and its main telephone number is (719) 254-7642.

LENDING ACTIVITIES

     General. The Association's loan portfolio totaled $13.5 million at September 30, 1997, representing 63% of total assets at that date. Substantially all loans are originated in the market area. At September 30, 1997, $13.4 million, or 99% of the Association's net loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans which amounted to $139,000 or 1% of the Association's net loan portfolio at September 30, 1997. To a lesser extent, the Association also originates consumer loans secured by deposits. At September 30, 1997, consumer loans totaled $106,000, or 0% of the Association's net loan portfolio.

ANALYSIS OF LOAN PORTFOLIO

     Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At September 30, 1997, the Association had no concentrations of loans exceeding 10% of total loans other than as disclosed below.



                                                       At September 30,
                                            --------------------------------------
                                                   1997                1996
                                            ------------------   -----------------
                                             Amount       %         Amount    %
                                            -------     ------     -------  ------
                                                         (Dollars in thousands)
Mortgage Loans:
  One- to four-family...................  $  13,391      98.97%  $  12,132   98.74%
 Non-residential........................        139       1.03         174    1.42
                                            -------     ------     -------  ------
   Total real estate loans..............     13,530     100.00      12,306  100.15
Consumer loans on savings accounts......        106        .78         102     .83
                                            -------     ------     -------  ------
Total loans.............................     13,636     100.78      12,408  100.98
                                            -------     ------     -------  ------

Less:
 Deferred fees and discounts............         46        .34          61     .50
 Allowance for losses...................         60        .44          60     .49
                                            -------     ------     -------  ------
Loan portfolio, net.....................  $  13,530     100.00%  $  12,287  100.00%
                                            =======     ======     =======  ======

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                            Under      One to     Three to    Five to      Ten to         Over
                          One Year  Three Years  Five Years  Ten Years  Twenty Years  Twenty Years  Total
                          --------  -----------  ----------  ---------  ------------  ------------  -----
                                                           (In thousands)

Mortgage loans:
 One- to four-family        $  15      $  229       $  636     $ 3,089    $ 8,051      $  1,371    $ 13,391
 Non-residential......         --          --           --          --        139
Consumer loans on
 savings accounts.....         72          34           --          --         --                       106
                            -----       -----       ------     -------    -------      --------    --------
   Total..............      $  87      $  263       $  775     $ 3,089    $ 8,051      $  1,371    $ 13,636
                            =====      ======       ======     =======    =======      ========    ========



     The next table sets forth at September 30, 1997, the dollar amount of all loans due one year or more after September 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                      Predetermined    Floating or
                                          Rate        Adjustable Rates
                                      --------------  ----------------
                                                (In thousands)
Mortgage loans
 One- to four-family................  $   13,376         $          --
 Non-residential....................         139                    --
Consumer loans on savings accounts..          34                    --
                                      ----------         -------------
  Total.............................  $   13,549         $          --
                                      ==========         =============


     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. The Association generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Association conducts substantially all of its lending activities in its market area.

     The following table sets forth certain information with respect to the Association's loan origination activity for the periods indicated. The Association has not purchased or sold any loans in the periods presented.

ORIGINATION, PURCHASE AND SALE OF LOANS

                                           Year Ended September 30,
                                           -------------------------
                                              1997           1996
                                           ----------      ---------
                                                  (In thousands)
Net loans, beginning of period...........  $  12,287       $  10,984

Origination by type:
-------------------
One- to four-family......................  $   3,802       $   3,636
Non-residential..........................         --              80
Consumer loans on savings accounts.......         91              37
                                           ---------       ---------
     Total loans originated..............      3,893           3,753
                                           ---------       ---------

Repayments...............................      2,666           2,461
                                           ---------       ---------

Decrease (increase) in other items, net..         16              11
                                           ---------       ---------
   Net increase (decrease) in loans
    receivable, net......................      1,243           1,303
                                           ---------       ---------
Net loans, end of period.................  $  13,530       $  12,287
                                           =========       =========

     The Association's loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Association's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Association's loan personnel. All of the Association's loan personnel are salaried, and the Association does not compensate loan personnel on a commission basis for loans originated. Loan applications are accepted at the Association's office.

     Loan Underwriting Policies. The Association's lending activities are subject to the Association's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Association's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. All loans must be reviewed by the Association's loan committee, which is comprised of the Association's Board of Directors, for which a quorum is required to approve a loan. In addition, the full Board of Directors reviews and approves all loans on a monthly basis.

     Applications for single-family real estate loans are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") except that, consistent with banking practice in Colorado, title opinions rather than title insurance are obtained. Generally, upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is usually undertaken by an appraiser approved by the Association's Board of Directors and licensed or certified (as necessary) by the State of Colorado. In the case of single-family residential mortgage loans, except when the Association becomes aware of a particular risk of environmental contamination, the Association generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with nonresidential real estate loans.

     It is the Association's policy to record a lien on the real estate securing a loan and to obtain a title opinion from Colorado counsel which provides that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums.

     The Association is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Association is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. The Association will make a single-family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 80% on such loans. For residential properties that are not owner-occupied, the Association generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Association may go up to 90% of appraised value with private mortgage insurance. The federal banking agencies, including the OTS, have adopted regulations that would establish new loan-to-value ratio requirements for specific categories of real estate loans. See "Regulation -- Regulation of the Association -- Uniform Lending Standards."

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Association's loans to one borrower were limited to $737,000 at September 30, 1997. At that date, the Association had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 1997, the Association's largest lending relationship was a $177,000 relationship consisting of single-family residences, one of which serves as the borrowers' primary residence. All loans within this relationship were current and performing in accordance with their terms at September 30, 1997.

     Interest rates charged by the Association on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential and Commercial Real Estate Lending. The Association historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1997, single-family residential mortgage loans, totaled approximately $13.4 million, or 99% of the Association's net loan portfolio. The Association has no loans secured by nonowner-occupied investment properties, no construction loans, and only $139,000 in loans on non-residential real estate. All loans originated by the Association are maintained in its portfolio rather than sold in the secondary market.

     The Association only originates fixed-rate loans substantially all of which have 10 years or 15 years to maturity. In each case, such loans are secured by first mortgages on single-family, owner-occupied residential real property located in the Association's market area. The Association's lending policy does increase the Association's exposure to interest rate risk during periods of rising interest rates. To reduce its interest rate risk associated with such loans, the Association maintains a relatively high level of liquid assets. The proceeds of the Conversion will also assist the Association in reducing this exposure.

     The Association's commercial real estate portfolio generally consists of fixed rate loans secured by first mortgages on commercial real estate including industrial properties, professional buildings and small retail establishments. All properties are located in Otero County, Colorado. At September 30, 1997, the Association had $139,000 of commercial real estate loans, which comprised 1% of its loan portfolio. Commercial real estate loans are originated on a fixed-rate basis with terms of up to 15 years and are underwritten with loan-to-value ratios of up to 70% of the lesser of the appraised value or the purchase price of the property.

     Consumer and Other Lending. The consumer loans currently in the Association's loan portfolio consist of loans secured by savings deposits. Such savings account loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 1997, loans on deposit accounts totaled $106,000, or 1% of the Association's net loan portfolio.

     Loan Fees and Servicing. The Association receives fees in connection with late payments and for miscellaneous services related to its loans. The Association also charges a $150 document preparation fee and a $350 appraisal fee for loan originations. The Association does not service loans for others.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Association takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 26 days incur a late fee of 4.0% of principal and interest due. As a matter of policy, the Association will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements.

     Real estate acquired by the Association as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Financial Statements.

     The following table sets forth information with respect to the Association's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                    At September 30,
                                                             --------------------------------
                                                              1997                     1996
                                                             --------                 -------
                                                                   (Dollars in thousands)
Total loans accounted for on a non-accrual basis:.......     $     --                 $    --
                                                             ========                 =======

Total accruing loans which are contractually
  past due 90 days or more..............................     $     --                 $    --
                                                             ========                 =======

    Total nonperforming loans...........................     $     --                 $    --
                                                             ========                 =======

Percentage of total loans...............................       N/A  %                  N/A  %
                                                             ========                 =======

Other non-performing assets (2).........................     $     --                 $    --
                                                             ========                 =======

---------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other non-performing assets includes property acquired by the Association through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower. Other non-performing assets also includes real estate developed and held for sale.


     At September 30, 1997, the Association had no loans outstanding that were classified as non-accrual, 90 days past due or restructured, and no loans outstanding that were not classified as non-accrual, 90 days past due or restructured, but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1997, the Association had $40,000 in assets classified as special mention, no assets classified as substandard, no assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

     Allowance for Loan Losses. In originating loans, the Association recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Association's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Association increases its allowance for loan losses by charging provisions for loan losses against the Association's income.

     Management will continue to actively monitor the Association's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Association's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Association's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in the Association's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Association would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     Banking regulatory agencies, including the OTS, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for determining the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.



                                                    Year Ended September 30,
                                                    ------------------------
                                                     1997              1996
                                                     ----              ----
                                                         (In thousands)
Balance at beginning of period.....................  $ 60              $ 60
                                                     ----              ----

Total charge-offs..................................    --                --
                                                     ----              ----

Total recoveries...................................    --                --
                                                     ----              ----

Net loan charge-offs...............................    --                --
                                                     ----              ----

Provision (credits to provision) for loan losses...    --                --
                                                     ----              ----

Balance at end of period...........................  $ 60              $ 60
                                                     ====              ====

Allowance for loan losses to total non-performing
  loans at end of period...........................  N/A                N/A
                                                     ====              ====

Allowance for loan losses to net loans
  outstanding at end of period.....................   .44%             .49%
                                                     ====              ====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                   At September 30
                                     -------------------------------------------
                                            1997                    1996
                                     -------------------     -------------------
                                                Percent                Percent
                                               of Loans               of Loans
                                             in Category             in Category
                                               to Total               to Total
                                     Amount      Loans       Amount     Loans
                                     ------      -----       ------     -----
                                               (Dollars in thousands)
Real estate - mortgage:
    Single-family residential........  $60      100.00%        $60      100.00%
    Non-residential..................   --          --          --          --
Consumer loans on savings accounts...   --          --          --          --
                                       ---      ------         ---      ------
    Total allowance for loan losses..  $60      100.00%        $60      100.00%
                                       ===      ======         ===      ======

INVESTMENT ACTIVITIES

     General. The Association is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Topeka, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Association to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation -- Depository Institution Regulation -- Liquidity Requirements."

     The Association makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Association consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Association's investment policy. The Association performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Association's current investment policy, securities purchases must be approved by the Association's Executive Vice President. The Board of Directors reviews all securities transactions on a monthly basis.

     The Association adopted SFAS No. 115 as of October 1, 1994. Pursuant to SFAS No. 115, the Association has classified securities with an amortized cost of $11,327 and an approximate market value of $409,218 at September 30, 1997 as available for sale. Management of the Association presently does not intend to sell such securities and, based on the Association's current liquidity level and the Association's access to borrowings through the FHLB of Topeka, management currently does not anticipate that the Association will be placed in a position of having to sell securities with material unrealized losses.

     Securities designated as "held to maturity" are those assets which the Association has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Association's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Association sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Association may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Association. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors, although all of the Association's mortgage-backed securities are originated through GNMA. Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association.

     Mortgage-related securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     The Association's mortgage-backed securities portfolio consists solely of seasoned fixed-rate, mortgage-backed securities. The Association makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation -- Depository Institution Regulation -- Qualified Thrift Lender Test."

     The following table sets forth the carrying value of the Association's investment securities at the dates indicated.


                                            At September 30,
                                           ------------------
                                            1997        1996
                                           ------      ------
                                             (In thousands)
U.S. Treasury securities.................  $  749      $  500
Interest-bearing deposits................   4,899       3,897
Mortgage-backed securities through GNMA..   2,421       2,617
Federal Home Loan Bank stock.............     324         302
Federal Home Loan Mortgage Corp. stock...     409         282
                                           ------      ------
      Total..............................  $8,802      $7,598
                                           ======      ======

         The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Association's investment portfolio at September 30, 1997.

                                   One Year or Less       One to Five Years        Over Five Years       Total Investment Portfolio
                                 --------------------     -----------------     ----------------------   --------------------------
                                 Carrying      Average    Carrying  Average     Carrying       Average       Carrying   Average
                                  Value         Yield      Value     Yield        Value         Yield         Value      Yield
                                  -----         -----      -----     -----        -----         -----         -----      -----
                                                                       (Dollars in thousands)
U.S. Treasury securities...       $  500        4.75%       $249      6.25%        $   --            --%      $   749     5.25%
Interest-bearing deposits..        4,699        6.16         200      5.50             --                       4,899     6.13
Mortgage-backed securities.           31        8.46         153      8.46          2,237          8.46         2,421     8.46
Federal Home Loan Bank
 stock.....................           --          --          --        --            324          6.43           324     6.43
Federal Home Loan
 Mortgage Corp.............           --          --          --        --            409          2.15           409     2.15
                                  ------                    ----                   ------                      ------
Total investment securities       $5,230                    $602                   $2,970                      $8,802
                                  ======                    ====                   ======                      ======


         The Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity ratio of the Association for the month of September 30, 1997 was 27%.

    DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         General. Deposits are the primary source of the Association's funds for lending, investment activities and general operational purposes. In addition to deposits, the Association derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Association has access to borrow from the FHLB of Topeka.

         Deposits. The Association attracts deposits principally from within its market area by offering competitive rates on its deposit instruments, including money market accounts, passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from six months to six years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Association on a periodic basis. The Association reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Association considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Association does not accept brokered deposits.

         The Association attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Association seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Association's depositors are Colorado residents who reside in the Association's market area.

     Savings deposits in the Association at September 30, 1997 were represented by the various types of savings programs described below.

Interest        Minimum                                                            Percentage of
 Rate (1)         Term            Category                         Balances        Total Deposits
---------       -------           --------                         --------        --------------
                                                                   (In Thousands)
                              Savings and transactions accounts
                              ---------------------------------

2.85 %            None        Passbook accounts                      $  1,031             6.39%
3.70              None        Money market accounts                     2,801            17.36
                                                                     --------           ------
                                                                        3,832            23.75
                                                                     --------           ------

                              Certificates of deposit
                              -----------------------

4.66            6 months      Fixed term, fixed rate                    1,895            11.74
5.16            12 months     Fixed term, fixed rate                    5,820            36.06
                18 months     Fixed term, fixed rate                       --               --
5.33            24 months     Fixed term, fixed rate                    1,813            11.23
3.85            30 months     Fixed term, fixed rate                       11              .07
5.70            36 months     Fixed term, fixed rate                    2,768            17.15
                                                                       ------           ------

                              Total certificates of deposit            12,307            76.25
                                                                       ------           ------

                              Total deposits                         $ 16,139           100.00%
                                                                     ========           ======

-----------------
(1)  Indicates weighted average interest rate at September 30, 1997.


     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Association between the dates indicated.

                                 Balance at                        Balance at
                                 September     % of     Increase   September    % of
                                  30, 1997   Deposits  (Decrease)   30, 1996  Deposits
                                 ----------  --------  ----------  ---------- --------
                                                  (Dollars in thousands)
Money market deposit..........    $ 2,801     17.36%    $  (470)     $ 3,271    19.08%
Savings deposits -- passbook..      1,031      6.39         (47)       1,078     6.29
Certificates of deposit.......     10,239     63.44      (1,045)      11,284    65.81
Jumbo certificates............      2,068     12.81         556        1,512     8.82
                                  -------   -------     -------      -------   ------
                                  $16,139    100.00%    $(1,006)     $17,145   100.00%
                                  =======   =======     =======      =======   ======

     The following table sets forth the time deposits in the Association classified by rates at the dates indicated.

                                            At September 30,
                                -------------------------------------------
                                      1997                       1996
                                ----------------           ----------------
                                Amount       %             Amount       %
                                -------   ------           ------     -----
                                         (Dollars in thousands)
Certificates

3.00 - 4.00.................    $   225     1.39%          $   424      2.47%
4.01 - 5.00.................      4,615    28.59             4,565     26.63
5.01 - 6.00.................      6,739    41.75             7,746     45.18
6.01 - 7.00.................        696     4.31                --      0.00
Over 7.00%..................         32      .21                61      0.36
                                -------   ------           -------    ------

Total certificates..........     12,307    76.25            12,796     74.63
                                -------   ------           -------    ------

Total transaction accounts..      3,832    23.75             4,349     25.37

Total deposits..............    $16,139   100.00%          $17,145    100.00%
                                =======   ======           =======    ======


     The following table sets forth the amount and maturities of time deposits at September 30, 1997.


                                  Amount Due
                   ---------------------------------------
                   Less Than                       After
Rate               One Year  1-2 Years  2-3 Years  3 Years  Total
----               --------  ---------  ---------  -------  -----
                                     (In thousands)
3.00 - 4.00%...    $    225  $      --  $      --  $    --  $  225
4.01 - 5.00%...       4,615         --         --       --   4,615
5.01 - 7.00%...       4,859      1,627        949       --   7,435
7.01 and Over..          --         32         --       --      32
                   --------  ---------  ---------  -------  ------
                   $  9,699  $   1,659  $     949  $    --  $12,307
                   ========  =========  =========  =======  =======


     The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.


                                               Certificates
                Maturity Period                 of Deposits
                ---------------                 -----------
                                               (In thousands)
                Three months or less...........    $  893
                Over three through six months..       218
                Over six through 12 months.....       342
                Over 12 months.................       615
                                                   ------
                    Total......................    $2,068
                                                   ======

     The following table sets forth the savings activities of the Association for the periods indicated.


                                     Year Ended September 30,
                                     -------------------------
                                        1997           1996
                                     ----------     ----------
                                           (In thousands)
Opening balance.................       $17,145         $16,702
Net increase (decrease) before
  interest credited.............        (1,164)            295
Interest credited...............           158             148
                                       -------         -------
    Ending balance..............       $16,139         $17,145
                                       =======         =======
Net increase (decrease).........       $(1,006)        $   443
                                       =======         =======

Percent increase (decrease).....        (5.87)%           2.65%
                                       =======         =======


     Borrowings. Savings deposits historically have been the primary source of funds for the Association's lending, investments and general operating activities. The Association is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Association is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Association has a Blanket Agreement for advances with the FHLB under which the Association may borrow up to 25% of assets (approximately $5.1 million), subject to normal collateral and underwriting requirements. Advances from the FHLB of Topeka are secured by the Association's stock in the FHLB of Topeka and first mortgage loans.

     As of September 30, 1997, the Association had no advances outstanding.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings and loan association, the Association is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1997, the Association was authorized to invest up to approximately $695,000 in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Association does not have any subsidiaries.


COMPETITION

     The Association faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Association competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Association also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Association's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Association attracts its deposits through its sole office primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks and brokers in the local community as well as from the corporate credit unions sponsored by the large private employers in the Association's market area. The Association competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Association believes it has developed strong relationships with local realtors and the community in general.

     Management considers its market area for gathering deposits to be Otero County in Colorado. The Association estimates that it competes with 16 banks, and 4 credit unions for deposits and loans. Based on data provided by a private marketing firm, the Association estimates that at June 30, 1995, the latest date for which information was available, it had 7.1% of deposits held by all financial institutions in its market area.

EMPLOYEES

     As of September 30, 1997, the Association had 5 full-time and no part-time employees, none of whom were represented by a collective bargaining agreement. Management considers its relationship with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                           Age at
                         September 30,
   Name                     1997           Position
   ----                  ----------        --------
Donald F. Gause              66            Chairman of the Board of Directors
Keith E. Waggoner            51            President and Chief Executive Officer
Wayne W. Whittaker           66            Vice President
Francis E. Clute             60            Secretary and Treasurer

     DONALD F. GAUSE currently serves as Chairman of the Board the Association and Company. Mr. Gause was elected to the Board of Directors in 1972 and served as President of the Association from 1990 to May 1997. Following the Conversion in May 1997, Mr. Gause became Chairman of the Board of Directors of the Association and the Company. He is owner of Don's for Lad and Dad, Inc., a family owned and operated men's clothing store.

     KEITH E. WAGGONER currently serves as President and Chief Executive Officer of the Company and the Association. Mr. Waggoner became President of the Association in May 1997 and was Executive Vice President of the Association from 1985 to May 1997. His past and current civic activities include being President of the Lion's Club, member of the Otero Junior College Advisory Board, President and member of the La Junta Catholic Parish Counsel, President of the La Junta Catholic Parish Finance Board and member of the Otero County Planning Commission.

     WAYNE W. WHITTAKER has served as a Director and Vice President of the Association since 1981 and has been a self-employed real estate and insurance agent since 1953. He also serves as Corporate Secretary and Treasurer of Catlin Canal Company, The Pisqah Reservoir and Ditch Company and Larkspur, Inc. Mr. Whittaker's civic activities include being a block solicitor for the Leukemia Society of America, Finance Chairman for the local Shrine Circus, active membership in a local Methodist church, committee member for the Sunshine District of Methodist Church Building Committee, Chairman of the Finance Committee of the Arkansas Valley Board of Realtors and involvement with the Shrine Children's Clinic.

     FRANCIS E. CLUTE has served as a Director and Treasurer of the Association since 1987. He is the owner of Edco Metal Works, a machine shop specializing in heating and air conditioning. Mr. Clute's civic involvement includes membership in the Rocky Ford Lion's Club, Elks Lodge and Chamber of Commerce. He is also active with the Rocky Ford Zoning Board and School District.

REGULATION

     GENERAL. As a federally-chartered savings association, Rocky Ford is subject to extensive regulation by the OTS. The Association's lending activities and other investments must comply with various federal regulatory requirements. The OTS periodically examines the Association for compliance with various regulatory requirements and the FDIC has the authority to conduct special examinations of the Association. The Association must file reports with OTS describing its activities and financial condition, and is subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Corporation is subject to OTS regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to in the following paragraphs or appear elsewhere herein.

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks and which are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Association is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Topeka stock at September 30, 1997, of $323,500. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of September 30, 1997, Rocky Ford had no advances outstanding from the FHLB of Topeka. See "Item
1.  Business -- Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers= acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short term liquidity ratios of the Association for September 1997 were 27% and 24%, respectively.

     QUALIFIED THRIFT LENDER TEST. The Association is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution are restricted to those of a national bank located in the institution's home state; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as and be deemed a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, and (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1997, approximately 98% of the Association's "portfolio" assets were invested in Qualified Thrift Investments.

     REGULATORY CAPITAL REQUIREMENTS.   Under the OTS's regulatory capital
requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMEL under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "--Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 1997, the Association had no investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 1997, the Association's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $21.6 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of September 30, 1997, the Association had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below presents the Association's capital position relative to its various minimum statutory and regulatory capital requirements at September 30, 1997.

                                                 Percent of
                                    Amount       Assets (1)
                                    ------       ----------
                                   (Dollars in thousands)
Tangible Capital................  $4,600            53.42%
Tangible Capital Requirement....     320             1.50
                                  ------            -----
Excess..........................  $4,280            51.92%
                                  ======            =====

Core Capital....................  $4,600            53.42%
Core Capital Requirement........     640             3.00
                                  ------            -----
Excess..........................  $3,960            50.42%
                                  ======            =====

Risk-Based Capital..............  $4,660            54.11%
Risk-Based Capital Requirement..     689             8.00
                                  ------            -----
Excess..........................  $3,971            46.11%
                                  ======            =====

-------------------------

(1) Based upon adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purposes of the risk-based capital requirement.

     The OTS's risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. Management does not believe the implementation of the interest rate risk requirement will have a material effect on the Association.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, that is deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Association has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks
arising from non-traditional activities.   The Director may treat the failure of
any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators, including the OTS, are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized" institution is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or
(iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized association as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Association is classified as "well capitalized" under these regulations.

     Dividend Limitations. Under OTS regulations, the Association is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Association at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Association. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association"), is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Association is an institution requiring more than normal supervision, the Association is authorized to pay dividends, in accordance with the provisions of the OTS regulations discussed above, as a Tier 1 Association.

     Under the OTS' prompt corrective action regulations, the Association is also prohibited from making any capital distributions if, after making the distribution, the Association would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a leverage ratio of less than 4.0%. However, the OTS, after consultation with the FDIC, may permit an otherwise prohibited stock repurchase if it is made in connection with the issuance of additional shares in an equivalent amount, and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Association appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Association on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls, information systems and audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Association already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Association's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets, as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Association's operations.

     DEPOSIT INSURANCE. The Association is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     Over the past years, institutions with SAIF-assessable deposits, like the Association, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Association incurred a pre-tax expense of $106,000 during the fiscal year ended September 30, 1996.

     The special assessment recapitalized the SAIF, and as a result, the FDIC lowered the SAIF deposit insurance assessment rates through the end of 1997 to zero for well capitalized institutions with the highest supervisory ratings and 0.31% of insured deposits for institutions in the highest risk-based premium
category.   Since the BIF is above its designated reserve ratio of 1.25% of insured deposits, "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. Until December 31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments, or sooner if the two funds are merged.

     Since the SAIF now meets its designated reserve ratio as a result of the special assessment, SAIF members are now permitted to convert to the status of members of the BIF and may merge with or transfer assets to a BIF member. Although the Association would qualify for insurance of deposits of the BIF, substantial entrance and exit fees apply to conversions from SAIF to BIF insurance and such fees may make a SAIF to BIF conversion prohibitively expensive. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members gave BIF-insured institutions a competitive advantage over SAIF-insured institutions like the Association. The reduction of the SAIF deposit insurance premiums effectively eliminated this disparity and could have the effect of increasing the net income of the Association and restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     UNIFORM LENDING STANDARDS. Under OTS regulations, savings association must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     Management believes that the Association's current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder.
This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1997, the Association is a non-reporting institution due to the fact they do not have transaction accounts subject to the reserve requirements.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     GENERAL. The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the
Corporation and affiliates thereof.   The Company is also required to file
certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.

     RESTRICTIONS ON ACQUISITIONS. The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or (ii) acquiring more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings association pursuant to a "qualified stock issuance" without that savings association being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings institution holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings institution holding company and the issuing savings institution and transactions between the savings institution and the savings institution holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings institution holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under '7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, OTS regulations provide that no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Section 106 of the Bank Holding Company Act which also applies to the Association, prohibits the Association from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. Savings associations are also subject to the restrictions contained in Section 22(h) and
Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings association and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Corporation presently intends to operate the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to bank holding companies. See "Regulation -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Association, or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, or (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation on March 5, 1987 to be directly engaged in by multiple savings and loan holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

     The Director of OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

TAXATION

     FEDERAL INCOME TAXATION.   The Company and the Association will file
individual federal income tax returns.

     Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such the Association which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Association historically has elected to use the percentage method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Association, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     The Association's federal corporate income tax returns have not been audited in the last five years.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period.
Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the rule.

     STATE INCOME TAXATION. The State of Delaware imposes no income or franchise taxes on savings institutions. The State of Colorado taxes the Association's federal taxable income, adjusted for interest income received directly from federal agencies, at a 5% rate.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

        The following table sets forth information regarding the Association's sole office at September 30, 1997.

                                                Book Value at
                               Year   Owned or  September 30,   Approximate
                              Opened   Leased       1997       Square Footage
                              ------  --------  -------------  --------------

Main office                    1975    Owned       $33,345          3,000
801 Swink Avenue
Rocky Ford, Colorado 81067

        The book value of the Association's investment in premises and equipment totaled approximately $83,270 at September 30, 1997. See Note 5 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

        From time to time, the Association is a party to various legal proceedings incident to its business. At September 30, 1997, there were no legal proceedings to which the Company or the Association was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Association. There are no pending regulatory proceedings to which the Company, the Association or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

        The information contained under the section captioned "Market Price and Dividend Information" in the Annual Report is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
-----------------------------

        The financial statements contained in the Annual Report which are listed under Item 13 herein are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

        The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. Information required by Item 405 of Regulation S-B is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        For certain information regarding the executive officers of the Corporation, see "Item 1. Business --Executive Officers" herein.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

        (a)   Security Ownership of Certain Beneficial Owners

              The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

        (b)   Security Ownership of Management

              Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

        (c)   Changes in Control

              Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-k
-----------------------------------------------

        (a) List of Documents Filed as Part of This Report
            ----------------------------------------------

            (1) Consolidated Financial Statements. The following financial statements of the registrant are included herein under Item 7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

                 1. Independent Auditor's Report

                    (a) Statements of Financial Condition as of September 30, 1997 and 1996
                    (b) Statements of Income for the Years Ended September 30, 1997 and 1996
                    (c) Statements of Equity for the Years Ended September 30, 1997 and 1996
                    (d) Statements of Cash Flows for the Years Ended September 30, 1997 and 1996
                    (e)  Notes to Financial Statements

            (2)  Financial Statement Schedules.  None
                 -----------------------------

            (3)  Exhibits. The following exhibits are either filed as part of
                 --------
                 this Annual Report on Form 10-KSB or incorporated herein by reference:


            Exhibit No.

          * 3.1   Certificate of Incorporation of Rocky Ford Financial, Inc.

          * 3.2   Bylaws of Rocky Ford Financial, Inc.

          * 10.1 Proposed Employment Agreement between Rocky Ford Federal Savings and Loan Association and Keith E. Waggoner

          * 10.2 Proposed Employment Agreement between Rocky Ford Financial, Inc. and Keith E. Waggoner

          * 10.3 Proposed Rocky Ford Financial, Inc. 1997 Stock Option and Incentive Plan

          * 10.4  Proposed Rocky Ford Financial, Inc. Management Recognition
                  Plan

          * 10.5 Rocky Ford Federal Savings and Loan Association Retirement Plan for Directors and Senior Officer

          * 10.6 Proposed Rocky Ford Federal Savings and Loan Association Incentive Compensation Plan

            13    1997 Annual Report to Stockholders of Rocky Ford Financial,
                  Inc.

            23    Consent of Grimsley, White & Company

            27    Financial Data Schedule

--------------
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-20489).


     (b) Reports on Form 8-K.  No current reports on Form 8-K have been filed
         -------------------
         during the last quarter of the fiscal year covered by this report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ROCKY FORD FINANCIAL, INC.


Date:  December 26, 1997         By: /s/ Keith E. Waggoner
                                    ------------------------------------------
                                     Keith E. Waggoner
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Keith E. Waggoner                               Date:  December 26, 1997
    ---------------------------------------------
    Keith E. Waggoner
    Principal Executive, Financial and Accounting
    Officer)


By: /s/ Donald F. Gause                                 Date:  December 26, 1997
    ---------------------------------------------
    Donald F. Gause
    Chairman of the Board of Directors


By: /s/ Norman Bailey                                   Date:  December 26, 1997
    ---------------------------------------------
    Norman Bailey
    Director


By: /s/ William E. Burrell                              Date:  December 26, 1997
    ---------------------------------------------
    William E. Burrell
    Director


By: /s/ Francis E. Clute                                Date:  December 26, 1997
    ---------------------------------------------
    Francis E. Clute
    Director


By: /s/ Brian H. Hancock                                Date:  December 26, 1997
    ---------------------------------------------
    Brian H. Hancock
    Director


By: /s/ R. Dean Jones                                   Date:  December 26, 1997
    ---------------------------------------------
    R. Dean Jones
    Director


By: /s/ Wayne W. Whittaker                              Date:  December 26, 1997
    ---------------------------------------------
    Wayne W. Whittaker
    Director