Form 10QSB
period 1997-12-31
ROCKY FORD FINANCIAL INC
filed 1998-02-09
CIK 1031517

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-QSB

[ X ]    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997

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

Shares of common stock outstanding as of December 31, 1997
                               423,200

                     ROCKY FORD FINANCIAL, INC.

                             CONTENTS


    PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Statement of Condition at
         December 31, 1997 and September 30, 1996            3

         Statements of Consolidated Income for the
         Three Ended December 31, 1997 and 1996              4

         Statements of Consolidated Cash Flows for the
         Three Months Ended December 31, 1997 and 1996       5

         Notes to Financial Statements                     6 - 7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                        8 - 9

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                             10

     Item 2:  Changes in Securities                         10

     Item 3:  Defaults Upon Senior Securities               10

     Item 4:  Submission of Matters to a Vote
              of Security Holders                           10

     Item 5:  Other Information                             10

     Item 6:  Exhibits and Reports on Form 8-K              10

     Signature                                              10

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (UNAUDITED)

                                          December 31,     September 30
                                              1997             1997
                                           ----------       ------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 2,900,000     $ 2,900,000
   Non-interest bearing                       470,793         305,382
Certificates of deposit                     1,802,277       1,999,312
Securities available for sale
   Equity securities (amortized cost
   of $11,327)                                485,856         409,218
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $2,348,000 and
     $2,629,000)                            2,238,988       2,421,308
   U.S. agencies (estimated market value
     of $754,000 and $743,000)                749,024         748,965
Loans receivable - net                     13,451,728      13,529,566
Federal Home Loan Bank stock, at cost         330,100         323,500
Retirement trust assets                       251,687         251,687
Accrued interest receivable                   131,087         146,769
Premises and equipment                         78,262          83,270
Prepaids                                       16,898          45,910
                                          -----------     -----------
     TOTAL ASSETS                         $22,906,700     $23,164,887
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $15,728,150     $16,139,404
Advances from borrowers for taxes and
  insurance                                    45,562          35,562
Accounts payable and accrued expenses         348,897         372,700
Current income taxes payable                    4,132               -
Deferred income taxes                         197,756         169,400
                                          -----------     -----------
     TOTAL LIABILITIES                     16,324,497      16,717,066
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                      -               -
Common stock-$.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200
  shares                                        4,232           4,232
Paid-in capital                             3,834,179       3,830,582
Retained earnings - substantially
  restricted                                2,749,570       2,700,923
Net unrealized gain on securities
  available for sale, net of tax of
  $175,600 and $145,640                       298,926         250,644
Note receivable from ESOP Trust in
  connection with 27,084 of uncommitted
  and unallocated shares as of December
  31, 1997                                   (304,704)       (338,560)
                                          -----------     -----------
     TOTAL EQUITY                           6,582,203       6,447,821
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $22,906,700     $23,164,887
                                          ===========     ===========

See Notes to Consolidated Financial Statements.

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                                     Three Months Ended
                                                          December 31,
                                                 ----------------------------
                                                    1997             1996
                                                 ----------       -----------
INTEREST INCOME
  Loans receivable                               $293,092         $277,176
  Securities available for sale                     6,645            5,953
  Securiites held to maturity                      57,674           60,256
  Other interest-bearing assets                    70,876           54,305
                                                 --------         --------
     TOTAL INTEREST INCOME                        428,287          397,690

INTEREST ON DEPOSITS                              198,975          206,896
                                                 --------         --------
     NET INTEREST INCOME                          229,312          190,794

(PROVISION FOR) RECOVERY OF LOAN LOSSES                 -                -
                                                 --------         --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                  229,312          190,794
                                                 --------         --------

NON-INTEREST INCOME                                 1,826            8,403
    Other charges                                --------         --------

NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits                     71,696           60,566
     Occupancy and equipment                        8,315            7,790
     Computer services                              8,291            8,023
     SAIF deposit insurance                         4,467           11,553
     Other                                         62,721           29,377
                                                 --------         --------
      TOTAL NON-INTEREST EXPENSE                  155,490          117,309
                                                 --------         --------
      INCOME BEFORE TAXES                          75,648           81,888

INCOME TAX (EXPENSE) BENEFIT                      (27,000)         (25,300)
                                                 --------         --------
      NET INCOME                                 $ 48,648         $ 56,588
                                                 ========         ========
BASIC EARNINGS PER COMMON SHARE:                 $   0.12
                                                 ========

DILUTED EARNINGS PER SHARE                       $   0.11
                                                 ========

See Notes to Consolidated Financial Statements.

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                      Three Months Ended
                                                         December 31,
                                                 ----------------------------
                                                    1997             1996
                                                 ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    48,648     $    56,588
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (1,740)         (4,418)
    Discounts on investments                            (60)              -
  Stock dividend received from FHLB                  (6,600)         (4,900)
  ESOP market value expense                           3,597               -
  Depreciation                                        5,008           4,980
  Change in assets and liabilities
     Accrued interest receivable                     15,682          (2,312)
     Prepaids                                        29,012         (57,967)
     Accounts payable and accrued expenses           10,053        (213,545)
     Current income taxes                             4,132               -
     Deferred income taxes                                -          64,100
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              59,084        (214,062)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  107,732        (157,474)
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit             197,035         100,000
  Loan originations and principal payments
    on loans                                         79,578        (304,898)
  Principal payments on mortgage-backed
    securities                                      182,320          21,352
  Capital purchases                                       -          (4,630)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  458,933        (188,176)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                           (411,254)        190,625
  Net change in mortgage escrow funds                10,000          11,971
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                 (401,254)        202,596
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS     165,411        (143,054)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,205,382       2,221,416
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 3,370,793     $ 2,078,362
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for:
  Taxes                                         $         -     $         -
  Interest                                          206,588         205,330

See Notes to Consolidated Financial Statements.

                     ROCKY FORD FINANCIAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                         DECEMBER 31, 1997
Note 1.  Nature of Business
Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form. The subscription and community offering of the Company's shares was completed on May 21, 1997.

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association. The account balances include only the accounts and operations of Rocky Ford Federal Savings and Loan Association prior to May 21, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1997 Rocky Ford Federal
Savings and Loan Association financial statements

Note 3.  Regulatory Capital Requirements
At December 31, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1997:

Tangible Capital:
     Actual           $4,642,000             22.14%
     Required            315,000              1.50
     Excess           $4,327,000             20.64%

Core Capital:
     Actual           $4,642,000             22.14%
     Required            629,000              3.00
     Excess           $4,013,000             19.14%

Risk-Based Capital:
     Actual           $4,702,000             55.98%
     Required            672,000              8.00
     Excess           $4,030,000             47.98%

            ROCKY FORD FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                   DECEMBER 31, 1997

Note 3.  Regulatory Capital Requirements (Continued)

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

The costs of issuing the common stock were deferred and was deducted from the proceeds of the stock sale and amounted to $410,186.

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

The ESOP stock purchases were financed by issuing a note to the Company for the entire purchase.

Note 5.  Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share, effective for the quarter ended December 31, 1997. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted -average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

               ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND
SEPTEMBER 30, 1997
The Company's total assets decreased by $258 thousand or 1.11% from $23.2 million at September 30, 1997 to $22.9 million at December 31, 1997. The decrease is attributed to the reduction of loans receivable and investments, with the cash received used to cover the decrease in deposit accounts of $411,000.

The Company's net loan portfolio decreased by approximately $78 thousand during the three months ended December 31, 1997. Net loans totaled $13.5 million at December 31, 1997 and September
30, 1997.

The allowance for loan losses totaled $60,000 at December 31, 1997 and September 30, 1997. As of those dates the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the three months ended December 31, 1997. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 1997, the ratio of the allowance for loan losses to net loans was
 .45%. as compared to .44% at September 30, 1997.

At December 31, 1997, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $3.0 million and an estimated fair value of $3.1 million, and equity securities classified as "available for sale" with an estimated fair value of $486 thousand. The balance of the Company's investment portfolio at December 31, 1997 consists of interest bearing deposits with various financial institutions totaling $4.7 million.

At December 31, 1997 deposits decreased to $15.7 million from $16.1 million at September 30, 1997 or a net decrease of 2.54%. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1997 AND 1996

Net Income. The Company's net income for the three months ended December 31, 1997 was $48,648 compared to net income of $56,588 for the three months ended December 31, 1996. The decrease in net earnings for the three months ended December 31, 1997 resulted primarily from the recognition of employee benefit plans adopted and professional services incurred as a result of the added reporting requirements, less the effects of net interest income.

Net Interest Income. Net interest income for the three months ended December 31, 1997 was $229,000 compared to $191,000 for the three months ended December 31, 1996. The increase in net interest income for the three months ended December 31, 1997 was due to an increase in the interest earning assets received from the conversion and a reduction in deposits.

Interest Income. Interest income increased by $30,000 from $398,000 to $428,000 or by 7.54%, during 1997 compared to 1996.
This increase resulted in part from an overall increase of interest-earning assets by $1,942,000 from $20,016,000 to $21,958,000 or by 9.70% from 1996 to 1997. The Company experienced a decrease in the average yield on the interest-earning assets from 7.95% in 1996 to 7.77% in 1997

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense. Interest expense decreased $8,000 to $199,000 for the three months ended December 30, 1997 from $207,000 for the three months ended December 31, 1996. The comparable expense for the periods was caused by the increase of the average rate paid from 4.75% in 1996 to 4.87% in 1997 with a corresponding decrease in deposits from $16,139,000 in 1996 to $15,728,000 in 1997.

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

The Company determined a provision for loan loss was not required for the three months ended December 31, 1997 and 1996.

Non-Interest Expense. The increase in the non-interest expense section of the consolidated statement of income is attributed to expense recognized in accordance with benefit plans adopted by the board, and professional expenses incurred in the quarter due to additional reporting requirements.

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

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at December 31, 1997 and 1996 were 20% and 21%, respectively.

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

            None.

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


                             Rocky Ford Financial, Inc.
                             Registrant

Date February 6, 1998        /s/ Keith E  Waggoner
                             ----------------------------
                             Keith E. Waggoner, President
                             and Chief Financial Officer
                              10