Form 10QSB
period 1998-03-31
ROCKY FORD FINANCIAL INC
filed 1998-05-15
CIK 1031517

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-QSB

[ X ]    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

       Yes  X       No
          ----         ----
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of common stock outstanding as of March 31, 1998
                               423,200

                     ROCKY FORD FINANCIAL, INC.

                             CONTENTS


    PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Statement of Condition at
         March 31, 1998 and September 30, 1997               3

         Statements of Consolidated Income for the
         Six Months and Three Months Ended
         March 31, 1998 and 1997                             4

         Statements of Consolidated Cash Flows for the
         Six Months Ended March 31, 1998 and 1997            5

         Notes to Financial Statements                     6 - 7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                        8 - 10

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                             11

     Item 2:  Changes in Securities                         11

     Item 3:  Defaults Upon Senior Securities               11

     Item 4:  Submission of Matters to a Vote
              of Security Holders                           11

     Item 5:  Other Information                             11

     Item 6:  Exhibits and Reports on Form 8-K              11

     Signature                                              11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (UNAUDITED)

                                            March 31,      September 30,
                                              1998             1997
                                           ----------       ------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 3,400,000     $ 2,900,000
   Non-interest bearing                       247,836         305,382
Certificates of deposit                     1,602,277       1,999,312
Securities available for sale
   Equity securities (amortized cost
   of $11,327)                                548,757         409,218
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $2,197,700 and
     $2,629,000)                            2,102,936       2,421,308
   U.S. agencies (estimated market value
     of $753,000 and $743,000)                749,082         748,965
Loans receivable - net                     13,554,780      13,529,566
Federal Home Loan Bank stock, at cost         336,200         323,500
Retirement trust assets                       251,687         251,687
Accrued interest receivable                   136,285         146,769
Premises and equipment                         75,842          83,270
Prepaids                                       24,466          45,910
                                          -----------     -----------
     TOTAL ASSETS                         $23,030,148     $23,164,887
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $15,779,150     $16,139,404
Advances from borrowers for taxes and
  insurance                                    53,644          35,562
Accounts payable and accrued expenses         327,676         372,700
Current income taxes                           31,500               -
Deferred income taxes                         223,500         169,400
                                          -----------     -----------
     TOTAL LIABILITIES                     16,415,470      16,717,066
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                      -               -
Common stock-$.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200
  shares                                        4,232           4,232
Paid-in capital                             3,837,887       3,830,582
Retained earnings - substantially
  restricted                                2,734,138       2,700,923
Net unrealized gain on securities
  available for sale, net of tax of
  $198,850 and $158,600                       338,554         250,644
Note receivable from ESOP Trust              (300,133)       (338,560)
                                          -----------     -----------
     TOTAL EQUITY                           6,614,678       6,447,821
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $23,030,148     $23,164,887
                                          ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                      Three Months Ended        Six Months Ended
                                          March 31,                 March 31,
                                      ---------------------    --------------------
                                         1998        1997        1998        1997
                                      ----------  ---------    --------    --------
INTEREST INCOME
  Loans receivable                    $291,114    $272,494     $584,206    $554,826
  Securities held                       64,432      55,791      128,751     122,000
  Other interest-bearing assets         68,253      62,770      139,129     117,075
                                      --------    --------     --------    --------
     TOTAL INTEREST INCOME             423,799     391,055      852,086     793,901

INTEREST ON DEPOSITS                   187,381     206,380      386,356     413,276
                                      --------    --------     --------    --------
     NET INTEREST INCOME               236,418     184,675      465,730     380,625

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                     -           -            -           -
                                      --------    --------     --------    --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       236,418     184,675      465,730     380,625
                                      --------    --------     --------    --------
NON-INTEREST INCOME
    Other charges                        3,041       4,102        4,867       7,349
                                      --------    --------     --------    --------
NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits          84,712     292,090      156,408     352,656
     Occupancy and equipment             6,847       8,269       15,162      16,059
     Computer services                  11,144       8,439       19,435      16,462
     SAIF deposit insurance              4,382       2,357        8,849      13,910
     Other                              51,672      25,296      114,393      54,673
                                      --------    --------     --------    --------
      TOTAL NON-INTEREST EXPENSE       158,757     336,451      314,247     453,760
                                      --------    --------     --------    --------
      INCOME (LOSS) BEFORE TAXES        80,702    (147,674)     156,350     (65,786)

INCOME TAX (EXPENSE) BENEFIT           (37,733)     54,509      (64,733)     29,209
                                      --------    --------     --------    --------

      NET INCOME (LOSS)               $ 42,969    $(93,165)    $ 91,617    $(36,577)
                                      ========    ========     ========    ========

BASIC EARNINGS PER COMMON SHARE       $   0.11                 $   0.23
                                      ========                 ========

DILUTED EARNINGS PER COMMON SHARE     $   0.11                 $   0.23
                                      ========                 ========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING BASIC                      396,116                  396,116
            DILUTED                    396,116                  396,116

DIVIDENDS PER SHARE                                            $   0.15

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                      Six Months Ended
                                                          March 31,
                                                 ----------------------------
                                                    1998             1997
                                                 ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $    91,617     $   (36,577)
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (4,331)         (8,155)
    Discounts on investments                           (117)           (490)
  Stock dividend received from FHLB                 (12,700)         (9,900)
  ESOP market value expense                          11,876               -
  Depreciation                                        7,428          10,016
  Change in assets and liabilities
     Accrued interest receivable                     10,484             (98)
     Prepaids                                        21,444             (12)
     Accounts payable and accrued expenses          (45,024)         35,408
     Current income taxes                            31,500               -
     Deferred income taxes                            2,471         (19,909)
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              23,031           6,860
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  114,648         (29,717)
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit             397,035         100,000
  Loan originations and principal payments
    on loans                                        (20,883)       (284,327)
  Purchase of investment securities held
    to maturity                                           -        (248,836)
  Principal payments on mortgage-backed
    securities                                      318,372          58,719
  Capital purchases                                       -          (4,630)
  Conversion costs capitalized                            -        (214,554)
  Payment received on ESOP note                      33,856               -
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  728,380        (593,628)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                    (58,402)              -
  Net change in deposits                           (360,254)        862,499
  Net change in mortgage escrow funds                18,082          21,323
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                 (400,574)        883,822
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS     442,454         260,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,205,382       2,221,416
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 3,647,836     $ 2,481,893
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for:
  Taxes                                         $    10,528     $    20,367
  Interest                                          390,585         105,290

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                         March 31, 1998
Note 1.  Nature of Business
Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form. The subscription and community offering of the Company's shares was completed on May 21, 1997.

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association. The account balances include only the accounts and operations of Rocky Ford Federal Savings and Loan Association prior to May 21, 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1997 Rocky Ford
Financial, Inc.  financial statements

Note 3.  Regulatory Capital Requirements
At March 31, 1998, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March 31, 1998:

Tangible Capital:
     Actual           $4,656,000             22.08%
     Required            316,000              1.50
     Excess           $4,340,000             20.58%

Core Capital:
     Actual           $4,656,000             22.08%
     Required            633,000              3.00
     Excess           $4,023,000             19.08%

Risk-Based Capital:
     Actual           $4,716,000             55.62%
     Required            678,000              8.00
     Excess           $4,038,000             47.62%

            ROCKY FORD FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                   March 31, 1998

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

    Note 5.  Earnings Per Share

    The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share, effective for the quarter ended December 31, 1997. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

    Note 6  Dividends Paid

    On January 12, 1998, the Board of Directors declared a cash dividend of $0.15 per share to stockholders of record as of February 16, 1998 and payable on February 25, 1998.

               ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND
SEPTEMBER 30, 1997

The Company's total assets decreased by $135 thousand or .58% from $23.2 million at September 30, 1997 to $23.0 million at March 31, 1998. The decrease is attributed to the reduction of investments, with the cash received used to cover the decrease in deposit accounts of $360,000.

The Company's net loan portfolio increased by approximately $25 thousand during the six months ended March 31, 1998. Net loans totaled $13.55 million at March 31, 1998 and $13.53 million
September 30, 1997.

The allowance for loan losses totaled $60,000 at March 31, 1998 and September 30, 1997. As of those dates the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the six months ended March 31, 1998. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At March 31, 1998, the ratio of the allowance for loan losses to net loans was .44% as compared to .44% at September 30, 1997.

At March 31, 1998, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $2.9 million and an estimated fair value of $3.0 million, and equity securities classified as "available for sale" with an estimated fair value of $549 thousand. The balance of the Company's investment portfolio at March 31, 1998 consists of interest bearing deposits with various financial institutions totaling $5.0 million.

At March 31, 1998 deposits decreased to $15.8 million from $16.1 million at September 30, 1997 or a net decrease of 2.23%.
Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH
31, 1998 AND 1997

Net Income. The Company's net income for the six months ended March 31, 1998 was $91,617 compared to net loss of $(36,577) for the six months ended March 31, 1997. The increase in net earnings for the six months ended March 31, 1998 resulted primarily from the recognition of benefit plans adopted that became effective as of March 31, 1997 in the approximate amount of $142,000 net of deferred income tax effect, less the effects of professional services incurred in the current period as a result of the added reporting and legal requirements and the increase in net interest income.

Net Interest Income. Net interest income for the six months ended March 31, 1998 was $466,000 compared to $381,000 for the six months ended March 31, 1997. The increase in net interest income for the six months ended March 31, 1998 was due to an increase in the interest earning assets of $1.8 million received from the conversion and a reduction in deposits of $2.2 million.

Interest Income. Interest income increased by $58,000 from $794,000 to $852,000 or by 7.30%, during 1998 compared to 1997.
This increase resulted in part from an overall increase of interest-earning assets by $1,785,000 from $20,611,000 to $22,396,000 or by 8.66% from 1998 to 1997. The Company experienced a decrease in the average yield on the interest-earning assets from 7.74% in 1997 to 7.64% in 1998

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense. Interest expense decreased $27,000 to $386,000 for the six months ended March 31, 1998 from $413,000 for the six months ended March 31, 1997. The change was caused by the increase of the average rate paid from 4.75% in 1997 to 4.87% in 1998 with a corresponding decrease in average deposits from $17,495,000 in 1997 to $15,882,000 in 1998.

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

The Company determined a provision for loan loss was not required for the six months ended March 31, 1998 and 1997.

Non-Interest Expense. The decrease in the non-interest expense section of the consolidated statement of income is attributed to expense recognized in accordance with benefit plans adopted by the board effective March 31. 1997, in amount of $226,000 less the effect of professional expenses incurred in the current period due to additional reporting requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1998 AND 1997

Net Income. The Company's net income for the three months ended March 31, 1998 was $42,969 compared to a net loss of $(93,165) for the three months ended March 31, 1997. The increase is attributed to the recognition as of March 31, 1997 benefit plans in the approximate amount of $142,000, net of deferred income tax effect, less the effect of professional services incurred in the current period as a result of added reporting and legal requirements, and the increase in net interest income.

Net Interest Income. Net interest income for the three months ended March 31, 1998 was $236,000 compared to $185,000 for the three months ended March 31, 1997. The increase is attributed to increase in interest earning assets due to the stock issuance and the decrease in deposits for the current period.

Non-Interest Expense. The decrease in non-interest expenses from $336,000 for the three months ended March 31, 1997 to $159,000 for the three months ended March 31, 1998 is due to the recognition of benefit plans adopted by the board that become effective March 31, 1997 in the amount of $226,000.

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

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES CONTINUED

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at March 31, 1998 and 1997 were 20% and 24%, respectively.

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

YEAR 2000 ISSUE

The Company is evaluating the potential effect of the year 2000 on its information processing systems. Because critical computer systems and software are vendor maintained, the Company is not directly involved with programming changes or application upgrades. The Company expects the providers to be compliant on a timely basis and plans to test the compliance efforts. The association's primary data processor has indicated that renovations to the system for year 2000 compliance with be complete in May 1998. Testing on this system will begin in July 1998 and continue into 1999. Testing has already begun on other systems and will continue into 1999. It is management's opinion that the modifications will not have a material effect on the Company's financial position. All costs associated with modifications will be expensed as incurred.

             ROCKY FORD FINANCIAL, INC.

              PART II - OTHER INFORMATION


    ITEM 1: Legal Proceedings

            None.

    ITEM 2: Changes in Securities

            None.

    ITEM 3: Defaults Upon Senior Securities

            Not Applicable

    ITEM 4: Submission of Matters to a Vote of Security Holders.

            On January 22, 1998, the Annual Meeting of the Stockholders was held for the election of two directors of the Company for three-year terms, approval of the Rocky Ford Financial, Inc. 1997 Stock Option and Incentive Plan, and approval of the Rocky Ford Financial, Inc. Management Recognition Plan. There were outstanding and entitled to vote 423,200 shares of common stock of the Company.

            There were represented at the Annual Meeting in person or by proxy the holders of 392,267 shares of the Company's common stock, representing 92.69% of the total votes eligible to be cast, constituting more than a majority of the outstanding shares entitled to vote.

            The following is a record of the votes cast:

                                                Vote
                                   ---------------------------------
                                             Against or
                                   For       Withheld       Abstain
                                   ---       ----------     --------
Election of Directors:
  Norman L. Bailey                 379,767    12,500          0
  R. Dean Jones                    279,767    12,500          0

Stock Option and Incentive Plan    285,062    94,705          12,500

Management  Recognition Plan       275,812   103,955          12,500

    ITEM 5: Other Information

            None

    ITEM 6: Exhibits and Reports on Form 8-K

            Exhibit 27 - Financial Data Schedule

    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Rocky Ford Financial, Inc.
                             Registrant

Date April 30, 1998          /s/ Keith E  Waggoner
                             ----------------------------
                             Keith E. Waggoner, President