Form 10QSB
period 1998-06-30
ROCKY FORD FINANCIAL INC
filed 1998-08-07
CIK 1031517

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-QSB

[ X ]    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

Shares of common stock outstanding as of June 30, 1998
                               423,200

                     ROCKY FORD FINANCIAL, INC.

                             CONTENTS


    PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Statement of Condition at
         June 30, 1998 and September 30, 1997                3

         Statements of Consolidated Income for the
         Three Months and Nine Months Ended
         June 30, 1998 and 1997                              4

         Statements of Consolidated Cash Flows for the
         Nine Months Ended June 30, 1998 and 1997            5

         Notes to Financial Statements                     6 - 7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                        8 - 10

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                             11

     Item 2:  Changes in Securities                         11

     Item 3:  Defaults Upon Senior Securities               11

     Item 4:  Submission of Matters to a Vote
              of Security Holders                           11

     Item 5:  Other Information                             11

     Item 6:  Exhibits and Reports on Form 8-K              11

     Signature                                              11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (UNAUDITED)

                                            June 30,       September 30,
                                              1998             1997
                                           ----------       ------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 3,000,000     $ 2,900,000
   Non-interest bearing                       233,286         305,382
Certificates of deposit                     1,602,277       1,999,312
Securities available for sale
   Equity securities (amortized cost
   of $11,327)                                544,419         409,218
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $2,044,700 and
     $2,629,000)                            1,953,388       2,421,308
   U.S. agencies (estimated market value
     of $753,650 and $743,000)                749,141         748,965
Loans receivable - net                     13,959,706      13,529,566
Federal Home Loan Bank stock, at cost         342,400         323,500
Retirement trust assets                       251,687         251,687
Accrued interest receivable                   137,451         146,769
Premises and equipment                         79,067          83,270
Prepaids                                       26,244          45,910
                                          -----------     -----------
     TOTAL ASSETS                         $22,879,066     $23,164,887
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $15,574,065     $16,139,404
Advances from borrowers for taxes and
  insurance                                    21,527          35,562
Accounts payable and accrued expenses         342,125         372,700
Current income taxes                           50,020               -
Deferred income taxes                         221,895         169,400
                                          -----------     -----------
     TOTAL LIABILITIES                     16,209,632      16,717,066
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                      -               -
Common stock-$.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200                4,232           4,232
Paid-in capital                             3,841,628       3,830,582
Retained earnings - substantially
  restricted                                2,787,886       2,700,923
Net unrealized gain on securities
  available for sale, net of tax of
  $197,270 and $147,240                       335,821         250,644
Note receivable from ESOP Trust              (300,133)       (338,560)
                                          -----------     -----------
     TOTAL EQUITY                           6,669,434       6,447,821
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $22,879,066     $23,164,887
                                          ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                      Three Months Ended       Nine Months Ended
                                           June 30,                  June 30,
                                      ---------------------    --------------------
                                         1998        1997        1998        1997
                                      ----------  ---------    --------    --------
INTEREST INCOME
  Loans receivable                    $298,989    $291,880    $  883,195  $  838,550
  Securities held                       58,341      80,725       187,092     202,725
  Other interest-bearing assets         68,154      63,785       207,283     180,860
                                      --------    --------    ----------  ----------
     TOTAL INTEREST INCOME             425,484     436,390     1,277,570   1,222,135

INTEREST ON DEPOSITS                   189,766     214,530       576,122     627,806
                                      --------    --------    ----------  ----------
     NET INTEREST INCOME               235,718     221,860       701,448     594,329

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                     -           -             -           -
                                      --------    --------    ----------  ----------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       235,718     221,860       701,448     594,329
                                      --------    --------    ----------  ----------
NON-INTEREST INCOME
    Other charges                        3,855       4,181         8,722      11,702
                                      --------    --------    ----------  ----------
NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits          77,274      96,641       233,682     449,297
     Occupancy and equipment             7,795      11,500        22,957      27,559
     Computer services                  12,622       8,524        32,057      24,986
     SAIF deposit insurance              4,296       4,561        13,145      18,471
     Other                              52,951      22,519       167,344      69,208
                                      --------    --------    ----------  ----------
      TOTAL NON-INTEREST EXPENSE       154,938     143,745       469,185     589,521
                                      --------    --------    ----------  ----------
      INCOME BEFORE TAXES               84,635      82,296       240,985      16,510

INCOME TAX (EXPENSE) BENEFIT           (30,887)    (28,574)      (95,620)        635
                                      --------    --------    ----------  ----------
      NET INCOME                      $ 53,748    $ 53,722    $  145,365  $   17,145
                                      ========    ========    ==========  ==========

BASIC EARNINGS PER COMMON SHARE       $   0.14    $   0.06    $     0.37  $     0.06
                                      ========    ========    ==========  ==========
DILUTED EARNINGS PER COMMON SHARE     $   0.14    $   0.06    $     0.37  $     0.06
                                      ========    ========    ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING BASIC                      396,116     392,730      396,116      392,730
            DILUTED                    396,116     392,730      396,116      392,730

DIVIDENDS PER SHARE                                            $   0.15

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                     Nine Months Ended
                                                         June 30,
                                                 --------------------------
                                                    1998             1997
                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   145,365     $    17,145
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (7,276)        (12,450)
    Discounts on investments                           (845)           (755)
  Stock dividend received from FHLB                 (18,900)        (15,300)
  ESOP market value expense                          15,617           3,100
  Depreciation                                       12,568          15,024
  Change in assets and liabilities
     Accrued interest receivable                      9,318         (20,742)
     Prepaids                                        19,666           5,769
     Accounts payable and accrued expenses            3,281          55,298
     Current income taxes                            50,020               -
     Deferred income taxes                            2,471         (14,109)
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              85,920          15,835
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  231,285          32,980
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit             397,035         199,000
  Loan originations and principal payments
    on loans                                       (422,864)       (835,687)
  Purchase of investment securities held
    to maturity                                           -        (248,906)
  Principal payments on mortgage-backed
    securities                                      468,589          84,666
  Capital purchases                                  (8,365)         (4,630)
  Establishing retirement plan trust                      -        (216,482)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  434,395      (1,022,039)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                -       3,542,440
  Net change in deposits                           (565,339)       (389,936)
  Net change in mortgage escrow funds               (14,035)        (16,829)
  Dividends paid                                    (58,402)              -
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                 (637,776)      3,135,675
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS      27,904       2,146,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,205,382       2,221,416
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 3,233,286     $ 4,368,032
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for:
  Taxes                                         $    23,969     $    43,205
  Interest                                          584,722         297,264

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                           June 30, 1998
Note 1.  Nature of Business

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association. The account balances include only the accounts and operations of Rocky Ford Federal Savings and Loan Association prior to May 21, 1997. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 Rocky Ford Financial Inc., financial statements, included as item 7 to the Company's annual report on Form 10-KSB for the year ended September 30, 1997, and incorporated herein by reference.

Note 3.  Regulatory Capital Requirements

At June 30, 1998, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at June
30, 1998:

Tangible Capital:
   Actual                    $4,712,000        22.50%
   Required                     314,000         1.50
   Excess                    $4,398,000        20.00%

Tier 1 (Core) Capital:
     Actual                  $4,712,000        22.50%
     Required                   838,000         4.00
     Excess                  $3,874,000        18.50%

  Total Risk-Based Capital:
       Actual                $4,772,000        55.15%
       Required                 692,000         8.00
       Excess                $4,080,000        47.15%

              ROCKY FORD FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                     JUNE 30, 1998

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

Note 5.  Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share, effective for the quarter ended December 31, 1997. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diltuted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. Earnings per share amounts for the periods ended June 30, 1997, have been restated to conform to the requirements of this statement.

Note 6 Dividends Paid

On January 12, 1998, the Board of Directors declared a cash dividend of $0.15 per share to stockholders of record as of February 16, 1998 and paid on February 25, 1998.

               ROCKY FORD FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER
30, 1997

The Company's total assets decreased by $300,000 or 1.29% from $23.2 million at September 30, 1997 to $22.9 million at June 30,
1998. The decrease is attributed to assets used to fund the reduction in deposits.

The Company's loan portfolio had a net increase of approximately $430,000 during the nine months ended June 30, 1998. Net loans totaled $14.0 million at June 30, 1998 and $13.5 million at September 30, 1997. During the nine months ended June 30, 1998, the Company wrote loans in the amount of $2.2 million and received payments in the amount of $1.7 million. As of June 30, 1998, the outstanding loan commitments for real estate loans was $300,000.

The allowance for loan losses totaled $60,000 at June 30, 1998 and September 30, 1997. As of those dates the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the nine months ended June 30, 1998. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At June 30, 1998, the ratio of the allowance for loan losses to net loans was .43%. as compared to .44% at September 30, 1997.

The Company's interest earning assets, excluding loans, decreased $600,000 from $8.8 million at September 30, 1997 to $8.2 million at June 30, 1998. The Company's investment portfolio, at June 30, 1998, included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $2.7 million and an estimated fair value of $2.8 million, equity securities classified as "available for sale" with an estimated fair value of $544,000 and interest bearing deposits with various financial institutions totaling $4.6 million.

At June 30, 1998 deposits decreased to $15.6 million from $16.1 million at September 30, 1997 or a net decrease of 3.11%. The decrease is attributed to normal seasonal withdrawals. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE
30, 1998 AND 1997

Net Income. The Company's net income for the nine months ended June 30, 1998 was $145,000 compared to net income of $17,000 for the nine months ended June 30, 1997. The decrease in net earnings for the nine months ended June 30, 1997 resulted primarily from the recognition of past service retirement expense of approximately $142,000, net of deferred income tax effect, in accordance with the retirement plan adopted by the board of directors effective March 31, 1997.

Net Interest Income. Net interest income for the nine months ended June 30, 1998 was $701,000 compared to $594,000 for the nine months ended June 30, 1997. The increase in net interest income for the nine months ended June 30, 1998 was due to an increase in the interest rate spread from 2.49% in 1997 to 2.78% in 1998, and a decrease in deposits of $1.2 million, with a corresponding decrease in interest expense from $627,000 for the nine months ended June 30, 1997 to $576,000 for the nine months ended June 30, 1998.

             ROCKY FORD FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Interest Income. Interest income increased by $56,000 from $1.2 million to $1.3 million or by 4.58%, during 1998 compared to 1997. This increase resulted from an increase of average interest-earning assets from $20.3 million as of June 30, 1997 to $22.3 million as of June 30, 1998. The Company experienced a decrease in the average yield on the interest-earning assets from 8.02% in 1997 to 7.64% in 1998

Interest Expense. Interest expense decreased $52,000 to $576,000 for the nine months ended June 30, 1998 from $628,000 for the nine months ended June 30, 1997. The decrease in expense for the period was caused by the increase of the average rate paid from 4.84% in 1997 to 4.86% in 1998 with a corresponding decrease in deposits from $16.8 million in 1997 to $15.6 million in 1998.

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

The Company determined a provision for loan loss was not required for the nine months ended June 30, 1998 and 1997.

Non-Interest Expense. The decrease in the non-interest expense section of $120,000 is attributed to a $214,000 retirement expense recognized in June 30, 1997, off set by increased professional fees and employee benefit plans incurred in the current period of $94,000.

Income Tax Expense. The benefit recognized as of June 30, 1997 was due to tax credits earned by the Company. The expense recognized as of June 30, 1998 represents the estimated tax due on taxable income at the effective tax rate of 40%. The rate exceeds the statutory rate due to nondeductible ESOP expenses recognized and the effect of state taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 1998 AND 1997

Net Income.  The Company's net income for the three months ended
June 30, 1998 and 1997 was $54,000. The results is attributed to the additional funds available to Company from the stock offering, less the effects of benefit plans that have been adopted and professional fees incurred due to additional reporting requirements.

Net Interest Income. Net interest income for the three months ended June 30, 1998 was $236,000 compared to $222,000 for the three months ended June 30, 1997. The increase in net interest income for the three months ended June 30, 1998 was due to a decline in the rate spread from 3.11% for the three months ended June 30, 1998 to 2.78% for the three months ended June 30, 1998. In addition deposits decreased by $1.7 million resulting in a corresponding decline in interest expense of $25,000.

Interest Income. Interest income decreased by $11,000, from $436,000 for the three months ended June 30, 1997 to $425,000 for the three months ended June 30, 1997. This decrease resulted from an increase of average interest-earning assets from $21.7 million for the three months ended June 30, 1997 to $22.3 million for the three months ended June 30, 1998. The Company experienced a decrease in the average yield on the interest-earning assets from 8.02% in 1997 to 7.64% in 1998.

                 ROCKY FORD FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Interest Expense. Interest expense decreased $25,000 for the three months ended June 30, 1998 as compared to June 30, 1997. The decrease in expense for the period was caused by the $1.7 million decrease in average deposits from $17.4 million for the three months ended June 30, 1997 to $15.7 million for the three months ended June 30, 1998.

Non-Interest Expense. The increase in non-interest expense of $11,000 from $144,000 for the three months ended June 30, 1997 to $155,000 for the three months ended June 30, 1998 is attributed to a $20,000 decrease in benefits recognized in 1997 as part of benefit plans adopted by the board offset by increased professional fees of $31,000 due to added reporting and legal requirements.

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

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997, when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at June 30, 1998 and 1997 were 19% and 23%, respectively.

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

YEAR 2000 ISSUE

The Company has an ongoing program of evaluating the effect of the year 2000 on its information processing systems. The Company's core data processing is performed by an outside vendor. As of May 15, 1998, all of the vendors clients were running on Year 2000-ready software, with the validation phase of the change being implemented. It is management's position that the cost of modifications will not have a material effect on the Company's operations. All costs associated with modifications will be expensed as incurred.
                         10

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


                             Rocky Ford Financial, Inc.
                             Registrant

Date  July 31, 1998          /s/ Keith E. Waggoner
                             --------------------------------
                             Keith E. Waggoner, President