Form 10KSB40
period 1998-09-30
ROCKY FORD FINANCIAL INC
filed 1998-12-28
CIK 1031517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998


[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                        Commission File Number: 0-22441

                          ROCKY FORD FINANCIAL, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)
    Delaware                                                    84-1413346
---------------------------------------------              ---------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
Organization)                                                Identification No.)

 801 Swink Avenue, Rocky Ford, Colorado                          81067-0032
-----------------------------------------                  ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:  (719) 254-7642
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO  [_]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year:  $1,713,585.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale of which the registrant was aware ($10.625 per share on December 2, 1998), was approximately $3,549,919. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of December 15, 1998, there were issued and outstanding 408,350 shares of the registrant's common stock, of which 74,240 shares were held by affiliates (as defined above).

     Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (Parts I and II)

     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

                                    PART I


ITEM 1.  BUSINESS
-----------------

GENERAL

     ROCKY FORD FINANCIAL, INC. Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware in March 1997 for the purpose of becoming a savings and loan holding company for Rocky Ford Federal Savings and Loan Association ("Rocky Ford" or the "Association"). On May 21, 1997, the Association consummated its conversion from mutual to stock form (the "Conversion") and the Company completed its offering of Common Stock through the sale and issuance of 423,200 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $4.23 million and net proceeds of $3.83 million. The Company purchased all of the capital stock of the Association with $1.9 million of the offering proceeds.

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

     The Company's executive offices are located at 801 Swink Avenue, Rocky Ford, Colorado. Its telephone number is (719) 254-7642.

     ROCKY FORD FEDERAL SAVINGS AND LOAN ASSOCIATION.   The Association is a
federal stock savings and loan association operating through a single office located in Rocky Ford, Colorado and serving Otero County, Colorado. The Association was chartered as a federal mutual savings and loan association and received federal insurance of its deposit accounts in 1934, under its current name of Rocky Ford Federal Savings and Loan Association. Effective May 21, 1997, the Association became a stock savings and loan association. At September 30, 1998, the Association had total assets of $23.0 million, total deposits of $15.6 million and equity of $6.7 million.

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

RECENT DEVELOPMENTS

     PROPOSED REGULATORY AND LEGISLATIVE CHANGES. On May 13, 1998, the U.S. House of Representatives passed H.R. 10, the "Financial Services Competition Act of 1998," which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises.
The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition.

     H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. H.R. 10 also provides that insurance affiliates be subject to applicable state insurance regulations and supervision. H.R. 10 preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     At the adjournment of Congress in October 1998, H.R. 10 had not been acted on and the legislation had expired. However, a bill substantially similar to H.R. 10 with some Senate Banking Committee modifications was reintroduced and will be taken up early in the next Congressional session. At this time, it is unknown whether financial services modernization legislation will be enacted, or if enacted, what form the final version of such legislation might take.

LENDING ACTIVITIES

     General. The Association's net loan portfolio totaled $14.1 million at September 30, 1998, representing 61% of total assets at that date.
Substantially all loans are originated in the market area. At September 30, 1998, $13.9 million, or 99% of the Association's net loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans which amounted to $102,000 or .72% of the Association's net loan portfolio at September 30, 1998. To a lesser extent, the Association also originates consumer loans secured by deposits. At September 30, 1998, consumer loans totaled $171,000, or 1% of the Association's net loan portfolio.

ANALYSIS OF LOAN PORTFOLIO

   Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At September 30, 1998, the Association had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                               At September 30,
                                      -----------------------------------
                                            1998               1997
                                      ----------------  -----------------
                                      Amount      %      Amount      %
                                      -------  -------  --------  -------
                                            (Dollars in thousands)
Mortgage Loans:
   One- to four-family..............  $13,914   99.27%  $ 13,391   98.97%
  Non-residential...................      102     .73        139    1.03
                                      -------  ------   --------  ------
     Total real estate loans........   14,016  100.00     13,530  100.00
Consumer loans on savings accounts..      171     .67        106     .78
                                      -------  ------   --------  ------
Total loans.........................   14,187  100.67     13,636  100.78
                                      -------  ------   --------  ------

Less:
  Deferred fees and discounts.......       34     .24         46     .34
  Allowance for losses..............       60     .43         60     .44
                                      -------  ------   --------  ------
Loan portfolio, net                   $14,093  100.00%  $ 13,530  100.00%
                                      =======  ======   ========  ======

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                        Under     One to      Three to        Five to     Ten to          Over
                      One Year  Three Years  Five Years      Ten Years  Twenty Years  Twenty Years         Total
                      --------  -----------  ----------      ---------  ------------  ------------         -----
                                                          (In thousands)
Mortgage loans:
  One- to four-family..   $  8         $305        $517         $3,078        $8,257        $1,749       $13,914
  Non-residential......     --           --         102             --            --            --           102
Consumer loans on
  savings accounts.....    143           28          --             --            --            --           171
                          ----         ----        ----         ------        ------        ------       -------
     Total.............   $151         $333        $619         $3,078        $8,257        $1,749       $14,187
                          ====         ====        ====         ======        ======        ======       =======


     The next table sets forth at September 30, 1998, the dollar amount of all loans due one year or more after September 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                                   Predetermined    Floating or
                                                       Rate       Adjustable Rates
                                                   -------------  ----------------
                                                           (In thousands)
             Mortgage loans
                 One- to four-family.............        $13,914         $     --
                 Non-residential.................            102               --
             Consumer loans on savings accounts..            171               --
                                                         -------         --------
                     Total.......................        $14,187         $     --
                                                         =======         ========

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

ORIGINATION, PURCHASE AND SALE OF LOANS

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

                                           Year Ended September 30,
                                           ------------------------
                                              1998         1997
                                           -----------  -----------
                                                (In thousands)

Net loans, beginning of period...........      $13,530      $12,287

Origination by type:
--------------------
One- to four-family......................      $ 3,441      $ 3,802
Non-residential..........................           --           --
Consumer loans on savings accounts.......          102           91
                                               -------      -------
     Total loans originated..............        3,543        3,893
                                               -------      -------

Repayments...............................        2,993        2,666
                                               -------      -------

Decrease (increase) in other items, net..           12           16
                                               -------      -------
   Net increase (decrease) in loans
    receivable, net......................          562        1,243
                                               -------      -------
Net loans, end of period.................      $14,092      $13,530
                                               =======      =======


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

     The Association is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. The Association is required by federal regulations to obtain private mortgage insurance on that portion of the principal amount of any loan that is greater than 90% of the appraised value of the property. The Association will make a single-family residential mortgage loan for owner-occupied property with a loan-to-value ratio of up to 80% on such loans. For residential properties that are not owner-occupied, the Association generally does not lend more than 80% of the appraised value. For all residential mortgage loans, the Association may go up to 90% of appraised value with private mortgage insurance. The federal banking agencies, including the OTS, have adopted regulations that would establish new loan-to-value ratio requirements for specific categories of real estate loans. See "Regulation of the Association -- Uniform Lending Standards."

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Association's loans to one borrower were limited to $735,000 at September 30, 1998. At that date, the Association had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 1998, the Association's largest lending relationship was a $279,000 relationship consisting of single-family residence which serves as the borrowers' primary residence and another property which serves as his office building. All loans within this relationship were current and performing in accordance with their terms at September 30, 1998.

     Interest rates charged by the Association on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     SINGLE-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Association historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1998, single-family residential mortgage loans, totaled approximately $13.9 million, or 98% of the Association's net loan portfolio. The Association has no loans secured by nonowner-occupied investment properties, no construction loans, and only $102,000 in loans on non-residential real estate. All loans originated by the Association are maintained in its portfolio rather than sold in the secondary market.

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

     The Association's commercial real estate portfolio generally consists of fixed rate loans secured by first mortgages on commercial real estate including industrial properties, professional buildings and small retail establishments. All properties are located in Otero County, Colorado. At September 30, 1998, the Association had $102,000 of commercial real estate loans, which comprised
 .72% of its loan portfolio. Commercial real estate loans are originated on a fixed-rate basis with terms of up to 15 years and are underwritten with loan-to-value ratios of up to 70% of the lesser of the appraised value or the purchase price of the property.

     CONSUMER AND OTHER LENDING. The consumer loans currently in the Association's loan portfolio consist of loans secured by savings deposits. Such savings account loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 1998, loans on deposit accounts totaled $171,000, or 1% of the Association's net loan portfolio.

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


                                                          At September 30,
                                                     -----------------------
                                                      1998             1997
                                                     ------           ------
                                                      (Dollars in thousands)
Total loans accounted for on a non-accrual basis:..  $  54            $  --
                                                     =====            =====

Total accruing loans which are contractually
  past due 90 days or more.........................  $  --            $  --
                                                     =====            =====

    Total nonperforming loans......................  $  54            $  --
                                                     =====            =====

Percentage of total loans..........................    .38%           N/A  %
                                                     =====            =====

Other non-performing assets (2)....................  $  --            $  --
                                                     =====            =====
---------------

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


     At September 30, 1998, the Association had $54,000 of loans outstanding that were classified as non-accrual, 90 days past due, no restructured loans, and no loans outstanding that were not classified as non-accrual, 90 days past due or restructured, but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1998, the Association had $58,000 in assets classified as special mention, no assets classified as substandard, no assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                                      Year Ended September 30,
                                                      ------------------------
                                                         1998          1997
                                                         ----          ----
                                                           (In thousands)

Balance at beginning of period.....................      $  60         $  60
                                                         -----         -----

Total charge-offs..................................         --            --
                                                         -----         -----

Total recoveries...................................         --            --
                                                         -----         -----

Net loan charge-offs...............................         --            --
                                                         -----         -----

Provision (credits to provision) for loan losses...         --            --
                                                         -----         -----

Balance at end of period...........................      $  60         $  60
                                                         =====         =====

Allowance for loan losses to total non-performing
  loans at end of period...........................       1.11%          N/A
                                                         =====         =====

Allowance for loan losses to net loans
  outstanding at end of period.....................        .43%          .44%
                                                         =====         =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                           At September 30
                                       ---------------------------------------------------
                                             1998                      1997
                                       --------------------    ---------------------------
                                                 Percent                      Percent
                                                 of Loans                     of Loans
                                               in Category                  in Category
                                                 to Total                     to Total
                                       Amount     Loans        Amount          Loans
                                       ------  ------------    ---------  ----------------
                                                     (Dollars in thousands)

Real estate - mortgage:
    Single-family residential........   $  60       100.00%          $60           100.00%
    Non-residential..................      --           --            --               --
Consumer loans on savings accounts...      --           --            --               --
                                        -----       ------           ---           ------
    Total allowance for loan losses..   $  60       100.00%          $60           100.00%
                                        =====       ======           ===           ======

INVESTMENT ACTIVITIES

     GENERAL. The Association is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Topeka, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Association to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation of the Association -- Liquidity Requirements."

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

     The Association adopted SFAS No. 115 as of October 1, 1994. Pursuant to SFAS No. 115, the Association has classified securities with an amortized cost of $11,000 and an approximate market value of $574,000 at September 30, 1998 as available for sale. Management of the Association presently does not intend to sell such securities and, based on the Association's current liquidity level and the Association's access to borrowings through the FHLB of Topeka, management currently does not anticipate that the Association will be placed in a position of having to sell securities with material unrealized losses.

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

     INVESTMENT SECURITIES. The following table sets forth the carrying value of the Association's investment securities at the dates indicated.

                                                 At September 30,
                                              ----------------------
                                              1998              1997
                                              ----              ----
                                                  (In thousands)
U.S. Treasury securities.................   $  249            $  749
Interest-bearing deposits................    5,299             4,899
Mortgage-backed securities through GNMA..    1,806             2,421
Federal Home Loan Bank stock.............      210               324
Federal Home Loan Mortgage Corp. stock...      574               409
                                            ------            ------
      Total..............................   $8,138            $8,802
                                            ======            ======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Association's investment portfolio at September 30, 1998.

                                                                                                                    Total
                                     One Year or Less          One to Five Years        Over Five Years      Investment Portfolio
                                -----------------------       -------------------      ------------------    --------------------
                                Carrying        Average       Carrying    Average      Carrying   Average     Carrying    Average
                                  Value          Yield         Value       Yield        Value      Yield        Value      Yield
                                --------        -------       --------    -------      --------   -------    ---------    -------
                                                                         (Dollars in thousands)
U.S. Treasury securities...       $   --           -- %          $249       6.25%       $   --       -- %       $  249     6.25%
Interest-bearing deposits..        5,199          5.61            100       5.90            --        --         5,299     5.60
Mortgage-backed securities.           26          8.19            128       8.19         1,652      8.19         1,806     8.19
Federal Home Loan Bank
 stock.....................           --            --             --         --           210      7.64           210     7.64
Federal Home Loan
 Mortgage Corp.............           --            --             --                      574      1.08           574     1.08
                                  ------                         ----                   ------                  ------
Total investment securities       $5,225                         $477                   $2,436                  $8,138
                                  ======                         ====                   ======                  ======


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

     Savings deposits in the Association at September 30, 1998 were represented by the various types of savings programs described below.


Interest      Minimum                                                             Percentage of
Rate (1)        Term                           Category           Balances        Total Deposits
--------      -------                          --------           --------        --------------
                                                                  (In Thousands)
                                         Savings and
                                          transactions accounts
                                         -----------------------
3.00%         None                       Passbook accounts         $ 1,065                6.83%
3.75          None                       Money market accounts       2,502               16.04
                                                                   -------              ------

                                                                     3,567               22.87
                                                                   -------              ------

                                         Certificates of deposit
                                         -----------------------

5.20          3 months or less           Fixed term, fixed rate      2,684               17.20
5.37          4 months to 12 months      Fixed term, fixed rate      6,415               41.13
5.61          13 months to 36 months     Fixed term, fixed rate      2,932               18.80
              Greater than 36 months     Fixed term, fixed rate    _______              ______
                                            Total certificates
                                              of deposit            12,031               77.13
                                                                   -------              ------
                                                Total deposits     $15,598              100.00%
                                                                   =======              ======

-----------------
(1)  Indicates weighted average interest rate at September 30, 1998.



     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Association between the dates indicated.

                                Balance at                         Balance at
                                September     % of      Increase   September    % of
                                 30, 1998   Deposits   (Decrease)   30, 1997  Deposits
                                ---------   --------   ---------   ---------  --------
                                                  (Dollars in thousands)
Money market deposit..........  $   2,502     16.04%      $(299)   $  2,801     17.36%
Savings deposits -- passbook..      1,065      6.83          34       1,031      6.39
Certificates of deposit.......     10,336     66.26          97      10,239     63.44
Jumbo certificates............      1,695     10.87        (373)      2,068     12.81
                                ---------    ------       -----    --------    ------
                                $  15,598    100.00%      $(541)   $ 16,139    100.00%
                                =========    ======       =====    ========    ======

     The following table sets forth the time deposits in the Association classified by rates at the dates indicated.


                                             At September 30,
                                    ----------------------------------
                                          1998                1997
                                    ----------------    ---------------
                                    Amount        %     Amount       %
                                    ------       ---    ------      ---
                                            (Dollars in thousands)
Certificates

3.00 - 4.00 ................       $    --        -- %  $  225     1.39%
4.01 - 5.00 ................           210      1.35     4,615    28.59
5.01 - 6.00 ................        11,788     75.57     6,739    41.75
6.01 - 7.00 ................            --        --       696     4.31
Over 7.00%..................            33       .21        32      .21
                                   -------     -----    ------   -------
Total certificates..........        12,031     77.13    12,307     76.25
                                   -------     -----    ------   -------

Total transaction accounts..         3,567     22.87     3,832     23.75

Total deposits..............       $15,598    100.00%  $16,139    100.00%
                                   =======    ======   =======   =======


     The following table sets forth the amount and maturities of time deposits at September 30, 1998.


                                        Amount Due
                     -------------------------------------------------
                     Less Than                         After
Rate                 One Year   1-2 Years  2-3 Years  3 Years   Total
-------------------  ---------  ---------  ---------  -------  -------
                                        (In thousands)
 3.00 - 4.00%......     $   --     $   --     $   --  $    --  $    --
 4.01 - 5.00%......        210         --         --       --      210
 5.01 - 7.00%......      8,851      1,829      1,108       --   11,788
 7.01 and Over.....         33         --         --       --       33
                        ------  ---------  ---------  -------  -------
                        $9,094     $1,829     $1,108  $    --  $12,031
                        ======  =========  =========  =======  =======

     The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.


                                                  Certificates
                Maturity Period                   of Deposits
                ---------------                  --------------
                                                 (In thousands)
                Three months or less...........         $  493
                Over three through six months..            213
                Over six through 12 months.....            222
                Over 12 months.................            767
                                                        ------
                   Total.......................         $1,695
                                                        ======

     The following table sets forth the savings activities of the Association for the periods indicated.

                                     Year Ended September 30,
                                     ------------------------
                                        1998          1997
                                        ----          ----
                                          (In thousands)
Opening balance.................      $16,139       $17,145
Net increase (decrease) before
  interest credited.............       (1,307)       (1,164)
Interest credited...............          766           158
                                      -------       -------
    Ending balance..............      $15,598       $16,139
                                      =======       =======
Net increase (decrease).........      $  (541)      $(1,006)
                                      =======       =======

Percent increase (decrease).....       (3.35)%       (5.87)%
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

     As of September 30, 1998, the Association had no advances outstanding.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings and loan association, the Association is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1998, the Association was authorized to invest up to approximately $641,000 in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

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

EMPLOYEES

     As of September 30, 1998, the Association had five full-time and no part-time employees, none of whom were represented by a collective bargaining agreement. Management considers its relationship with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Company.

                     Age at
                  September 30,
Name                  1998                Position
----              -------------  -------------------------------------
Donald F. Gause         67       Chairman of the Board of Directors
Keith E. Waggoner       52       President and Chief Executive Officer
Wayne W. Whittaker      67       Vice President
Francis E. Clute        61       Secretary and Treasurer


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

REGULATION OF THE ASSOCIATION

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

     FEDERAL HOME LOAN BANK SYSTEM.   The Association is a member of the FHLB
System, which consists of 12 regional Federal Home Loan Banks and which are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Association is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Topeka stock at September 30, 1998, of $210,000. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of September 30, 1998, Rocky Ford had no advances outstanding from the FHLB of Topeka. See "-- Deposit Activity and Other Sources of Funds --Borrowings."

     LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Association is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable
savings deposits plus short-term borrowings.   Member institutions have also
been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short term liquidity ratios of the Association for September 1998 were 27% and 26%, respectively.

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

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing,
(iii) 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, provided that the dollar amount treated as Qualified Thrift Investments may not exceed 10% of the savings institution's portfolio assets, and (vi) shares of stock issued by the FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1998, approximately 98% of the Association's "portfolio" assets were invested in Qualified Thrift Investments.

     REGULATORY CAPITAL REQUIREMENTS.   Under the OTS's regulatory capital
requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted assets." In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "--Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the rule requiring deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At September 30, 1998, the Association had no investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1998, the Association's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $21.0 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loan and lease loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements all equity investments and that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio. As of September 30, 1998, the Association had no equity investments for which OTS regulations required a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1998, the Bank's risk-weighted assets were approximately $8.8 million.

          The table below presents the Association's capital position relative to its various minimum statutory and regulatory capital requirements at September 30, 1998.

                                                 Percent  of
                                   Amount        Assets (1)
                                   ------        ----------
                                    (Dollars in thousands)
Tangible Capital................    $4,725         53.61%
Tangible Capital Requirement....       132          1.50
                                    ------         -----
Excess..........................    $4,593         52.11%
                                    ======         =====

Core Capital....................    $4,725         53.61%
Core Capital Requirement (2)....       264          3.00
                                    ------         -----
Excess..........................    $4,461         50.61%
                                    ======         =====

Risk-Based Capital..............    $4,785         54.29%
Risk-Based Capital Requirement..       705          8.00
                                    ------         -----
Excess..........................    $4,080         46.29%
                                    ======         =====

-------------------------
(1) Based upon adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purposes of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, that is deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Association has determined that, on the basis of current financial data, it will not be deemed to have more than normal level of interest rate risk under the rule and believes that it will not be required to increase its total capital as a result of the rule.

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

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder.
This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1998, the Association is a non-reporting institution due to the fact they do not have transaction accounts subject to the reserve requirements.

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

REGULATION OF THE COMPANY

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal institution qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the institution in the state would qualify such branches taken as a whole for treatment as a QTL or as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

TAXATION

     FEDERAL INCOME TAXATION.   The Company and the Association will file
individual federal income tax returns.

     Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such the Association which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation repealed the percentage of taxable income method of calculating the bad debt reserve. The Association historically had elected to use the percentage method.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information regarding the Association's sole office at September 30, 1998.

                                                   Book Value at
                             Year     Owned or     September 30,   Approximate
                            Opened     Leased          1998       Square Footage
                            ------     ------      -------------  --------------
Main office                  1975      Owned          $37,700          3,000
801 Swink Avenue
Rocky Ford, Colorado 81067

     The book value of the Association's investment in premises and equipment totaled approximately $77,000 at September 30, 1998. See Note 5 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Association is a party to various legal proceedings incident to its business. At September 30, 1998, there were no legal proceedings to which the Company or the Association was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Association. There are no pending regulatory proceedings to which the Company, the Association or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

                 1.   Independent Auditor's Report

                      (a) Statements of Financial Condition as of September 30,
                          1998 and 1997
                      (b) Statements of Income for the Years Ended September 30,
                          1998 and 1997
                      (c) Statements of Equity for the Years Ended September 30,
                          1998 and 1997
                      (d) Statements of Cash Flows for the Years Ended
                          September 30, 1998 and 1997
                      (e) Notes to Financial Statements

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

         * 10.3 Proposed Rocky Ford Financial, Inc. 1997 Stock Option and Incentive Plan

         * 10.4  Proposed Rocky Ford Financial, Inc. Management Recognition Plan

         * 10.5 Rocky Ford Federal Savings and Loan Association Retirement Plan for Directors and Senior Officer

         * 10.6 Proposed Rocky Ford Federal Savings and Loan Association Incentive Compensation Plan

           13    Annual Report to Stockholders

           23    Consent of Grimsley, White & Company

           27    Financial Data Schedule

       (b) Reports on Form 8-K. No current reports on Form 8-K have been filed
           -------------------
           during the last quarter of the fiscal year covered by this report.

_____________
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-20489).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ROCKY FORD FINANCIAL, INC.


Date:  December 18, 1998         By:  /s/ Keith E. Waggoner
                                     ----------------------
                                     Keith E. Waggoner
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Keith E. Waggoner                        Date:  December 18, 1998
    ----------------------------------
    Keith E. Waggoner
    Principal Executive,
    Financial and Accounting Officer)


By: /s/ Donald F. Gause                          Date:  December 18, 1998
    ----------------------------------
    Donald F. Gause
    Chairman of the Board of Directors


By: /s/ Norman Bailey                            Date:  December 18, 1998
    ----------------------------------
    Norman Bailey
    Director


By: /s/ William E. Burrell                       Date:  December 18, 1998
    ----------------------------------
    William E. Burrell
    Director

By: /s/ Francis E. Clute                         Date:  December 18, 1998
    ----------------------------------
    Francis E. Clute
    Director


By: /s/ Brian H. Hancock                         Date:  December 18, 1998
    ----------------------------------
    Brian H. Hancock
    Director


By: /s/ R. Dean Jones                            Date:  December 18, 1998
    ----------------------------------
    R. Dean Jones
    Director


By: /s/ Wayne W. Whittaker                       Date:  December 18, 1998
    ----------------------------------
    Wayne W. Whittaker
    Director