Form 10QSB
period 1998-12-31
ROCKY FORD FINANCIAL INC
filed 1999-02-08
CIK 1031517

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-QSB

[ X ]    Quarterly Report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

Commission File Number: 0-22441


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

Shares of common stock outstanding as of December 31, 1998
                               408,350

                     ROCKY FORD FINANCIAL, INC.

                             CONTENTS


    PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Statement of Condition at
         December 31, 1998 and September 30, 1998            3

         Statements of Consolidated Income for the
         Three Months Ended December 31, 1998 and 1997       4

         Statements of Consolidated Cash Flows for the
         Three Months Ended December 31, 1998 and 1997       5

         Notes to Financial Statements                     6 - 7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                        8 - 10

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                             11

     Item 2:  Changes in Securities                         11

     Item 3:  Defaults Upon Senior Securities               11

     Item 4:  Submission of Matters to a Vote
              of Security Holders                           11

     Item 5:  Other Information                             11

     Item 6:  Exhibits and Reports on Form 8-K              11

     Signature                                              11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            (UNAUDITED)

                                           December 31,    September 30,
                                              1998             1998
                                           ----------       ------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 4,000,000     $ 3,700,000
   Non-interest bearing                       516,910         267,576
Certificates of deposit                     1,599,000       1,599,000
Securities available for sale at fair
   value equity securities (amortized
   cost of $11,327)                           753,366         574,062
Securities held to maturity at cost
   Mortgage-backed securities (estimated
     fair value of $1,688,000 and
     $1,906,500)                            1,610,590       1,806,286
   U.S. agencies (estimated fair value
     of $260,100 and $264,700)                249,258         249,199
Loans receivable - net                     13,963,566      14,092,549
Federal Home Loan Bank stock, at cost         158,100         209,900
Retirement trust assets                       295,311         295,311
Accrued interest receivable                   140,517         121,660
Premises and equipment                         73,200          76,688
Prepaids                                       14,782          20,526
                                          -----------     -----------
     TOTAL ASSETS                         $23,374,600     $23,012,757
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $15,793,881     $15,597,944
Advances from borrowers for taxes and
  insurance                                    41,797          33,050
Accounts payable and accrued expenses         382,876         356,114
Current income taxes payable                  148,078          96,262
Deferred income taxes                         260,100         205,539
                                          -----------     -----------
     TOTAL LIABILITIES                     16,626,732      16,288,909
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                     --              --
Common stock - $.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200                4,232           4,232
Paid-in capital                             3,845,600       3,844,821
Retained earnings - substantially
  restricted                                2,854,247       2,791,147
Net unrealized gain on securities
  available for sale, net of tax of
  $274,600 and $208,200                       467,458         354,496
Note receivable from ESOP Trust              (270,848)       (270,848)
Treasury stock, at cost - 14,850 shares      (152,821)             --
                                          -----------     -----------
     TOTAL EQUITY                           6,747,868       6,723,848
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $23,374,600     $23,012,757
                                          ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                      Three Months Ended
                                          December 31,
                                        1998        1997
                                      --------    -------
INTEREST INCOME
  Loans receivable                    $307,537    $293,092
  Securities available for sale          3,198       6,645
  Securities held to maturity           53,270      57,674
  Other interest-bearing assets         85,033      70,876
                                      --------    --------
     TOTAL INTEREST INCOME             449,038     428,287

INTEREST ON DEPOSITS                   194,721     198,975
                                      --------    --------
     NET INTEREST INCOME               254,317     229,312

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                    --          --
                                      --------    --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       254,317     229,312
                                      --------    --------
NON-INTEREST INCOME
    Other charges                        4,100       1,826
                                      --------    --------
NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits          72,505      71,696
     Occupancy and equipment             6,783       8,315
     Computer services                  14,284       8,291
     SAIF deposit insurance              4,100       4,467
     Other                              58,226      62,721
                                      --------    --------
      TOTAL NON-INTEREST EXPENSE       155,898     155,490
                                      --------    --------
      INCOME BEFORE TAXES              102,519      75,648

INCOME TAX (EXPENSE) BENEFIT           (39,419)    (27,000)
                                      --------    --------
      NET INCOME                      $ 63,100    $ 48,648
                                      ========    ========

BASIC AND DILUTED EARNINGS PER SHARE  $   0.16    $   0.12
                                      ========    ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING BASIC AND DILUTED       395,886     396,116
                                      ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                    Three Months Ended
                                                       December 31,
                                                 --------------------------
                                                    1998             1997
                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    63,100     $    48,648
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (5,241)         (1,740)
    Discounts on investments                            (59)            (60)
  Stock dividend received from FHLB                  (3,100)         (6,600)
  ESOP market value expense                             779           3,597
  Depreciation                                        3,488           5,008
  Change in assets and liabilities
     Accrued interest receivable                    (18,857)         15,682
     Prepaids                                         5,744          29,012
     Accounts payable and accrued expenses           26,762          10,053
     Current income taxes                            51,816           4,132
     Deferred income taxes                          (11,781)             --
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              49,551          59,084
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  112,651         107,732
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit                  --         197,035
  Loan originations and principal payments
    on loans                                        134,224          79,578
  Principal payments on mortgage-backed
    securities                                      195,696         182,320
  Federal Home Loan Bank stock redemptions           54,900              --
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  384,820         458,933
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                            195,937        (411,254)
  Treasury stock purchases                         (152,821)             --
  Net change in mortgage escrow funds                 8,747          10,000
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                   51,863        (401,254)
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS     549,334         165,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,370,793       3,205,382
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 3,920,127     $ 3,370,793
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for:
  Taxes                                         $        --     $        --
  Interest                                          198,863         206,588

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                       DECEMBER 31, 1998
Note 1.  Nature of Business
Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form. The subscription and community offering of the Company's shares was completed on May 21, 1997.

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association.
The results of operations for the three months ended December
31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1998 financial statements.

Note 3.  Regulatory Capital Requirements
At December 31, 1998, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1998:

Tangible Capital:
     Actual                        $4,795,000                21.47%
     Required                         335,000                 1.50
     Excess                        $4,460,000                19.97%

Core Capital:
     Actual                        $4,795,000                21.47%
     Required                         670,000                 3.00
     Excess                        $4,125,000                18.47%

Risk-Based Capital:
     Actual                        $5,189,000                56.63%
     Required                         733,000                 8.00
     Excess                        $4,456,000                48.63%

                      ROCKY FORD FINANCIAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                           DECEMBER 31, 1998

  Note 3.  Regulatory Capital Requirements (Continued)

  Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

  Note 4.  Mutual to Stock Conversion

  On January 14, 1997, The Board of Directors of the Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally charted mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the Securities and Exchange Commission. The Plan was approved by the members of the Association at a special meeting held May 6, 1997. In accordance with the Plan, the Company issued common stock which was sold in the Conversion. The closing of the offering occurred on May 21, 1997 and resulted in a stock offering of $4,232,000 (including $338,560 in shares subscribed for by the ESOP). The Company transferred fifty percent of the net proceeds for the purchase of all of the capital stock of the Association.

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

               ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND
SEPTEMBER 30, 1998

     The Company's total assets increased by $362,000 or 1.57% from $23.0 million at September 30, 1998 to $23.4 million at December 31, 1998. The increase is attributed to increase in fair value of securities available for sale of $179,000 and the increase in deposit accounts of $196,000. The Company's net loan portfolio decreased by approximately $129,000 during the three months ended December 31, 1998.

      Net loans totaled $14.0 million at December 31, 1998 and $14.1 million at September 30, 1998. For the three months ended
December 31, 1998, the Association closed loans in the amount of $1.1 million and received payments in the amount of $1.2 million. As of December 31, 1998, the Association had outstanding loan commitments of $208,000.

The allowance for loan losses totaled $60,000 at December 31, 1998. As of that date the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the three months ended December 31, 1998. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 1998, the ratio of the allowance for loan losses to net loans was .43%. as compared to
 .43% at September 30, 1998.

At December 31, 1998, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $1.9 million and an estimated fair value of $1.9 million, and equity securities classified as "available for sale" with an estimated fair value of $753,000. The balance of the Company's investment portfolio at December 31, 1998 consists of interest bearing deposits with various financial institutions totaling $5.6 million.

At December 31, 1998 deposits increased to $15.8 million from $15.6 million at September 30, 1998 or a net increase of 1.26%. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

During the period ending December 31, 1998, the Company purchased 14,850 shares of common stock, at a cost of $152,821, and reported the purchase as treasury stock.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND 1997

Net Income. The Company's net income for the three months ended December 31, 1998 was $63,100 compared to net income of $48,648 for the three months ended December 31, 1997. The increase in net income for the three months ended December 31, 1998 resulted from the increase in interest income, primarily on loans, and the reduction in interest expense.

Net Interest Income. Net interest income for the three months ended December 31, 1998 was $254,000 compared to $229,000 for the three months ended December 31, 1997. The increase in net interest income for the three months ended December 31, 1998 was due to an increase in the interest earning assets and a reduction in interest paid on deposits.

Interest Income. Interest income increased by $21,000 from $428,000 to $449,000 or by 4.85%, during 1998 compared to 1997.
This increase resulted in part from an overall increase of interest-earning assets by $376,000 from $22.0 million to $22.3 million or by 1.70% from 1997 to 1998. The Company experienced a increase in the average yield on the interest-earning assets from 7.77% in 1997 to 7.94% in 1998.

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense. Interest expense decreased $4,000 to $195,000 for the three months ended December 31, 1998 from $199,000 for the three months ended December 31, 1997. The comparable expense for the periods was caused by the decrease of the average rate paid from 5.04% in 1997 to 4.94% in 1998 with a corresponding decrease in average deposits for the quarter.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined a provision for loan loss was not required for the three months ended December 31, 1998 and 1997.

Non-Interest Expense. The non-interest expense section of the consolidated statement of income is comparable between the two periods. The Association incurred an increase in the cost of outside computer services but that was offset by decreases in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided form operations. While scheduled repayments of loans and mortgage- backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from the stock sale, loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at December 31, 1998 and 1997 were 21% and 20%, respectively.

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

YEAR 2000 READINESS DISCLOSURE
The Company has an ongoing program of evaluating the effect of the Year 2000 on its information processing systems and business operations. The Company's core data processing is performed by an outside vendor. As of October 1998, the client testing of the core system was complete, with the errors

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

YEAR 2000 READINESS DISCLOSURE(Continued)

noted and corrected software issued in December 1998. The vendor also has completed the testing of additional dates recommended by the Federal Financial Institutions Examination
Council, with the single error noted corrected.

It is management's position that the cost of modifications of hardware and software remaining will approximate $10,000. All costs associated with modifications will be expensed as incurred. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, other financial institutions, or other third parties, such as utility providers, will be fully resolved before the Year 2000.

The Company has adopted a contingency plan and business resumption plan in case critical systems are found not Year 2000 ready or fail. The plan has identified alternative means of operations, principally a manual accounting and transaction system, due to the nature of the Company's business and number of accounts, and can be carried out in their current location. The plan is reviewed on an ongoing basis.

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

          Not Applicable

  ITEM 5: Other Information

          None

  ITEM 6: Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

               Exhibit 27 - Financial Data Schedule for the 1st
                            Qtr of Fiscal Year 1999

          (b)  Form 8-K

               None
  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Rocky Ford Financial, Inc.
                                    Registrant

Date February 2, 1999               /s/ Keith E. Waggoner
                                    --------------------------
                                    Keith E. Waggoner, President