Form 10QSB
period 1999-03-31
ROCKY FORD FINANCIAL INC
filed 1999-05-14
CIK 1031517

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

Commission file number        333-20489

                      Rocky Ford Financial, Inc.
    ------------------------------------------------------------
    (Exact Name of Small business Issuer as Specified in Its
                             Charter)

            Delaware                            84-1413346
-------------------------------          -----------------------
 (State of Other Jurisdiction of         (I.R.S. Employer
 Incorporation or Organization)          Identification No.)

           801 Swink Avenue, Rocky Ford, Colorado  81067
         --------------------------------------------------
               (Address of Principal Executive Offices)

                           719-254-7642
         --------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer's: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90- days.

Yes    X         No
     -----     -----



     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:
             Shares of common stock outstanding as of
March 31, 1999        408,350

                   ROCKY FORD FINANCIAL, INC.

                          CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1:   Financial Statements

            Consolidated Statement of Condition
            at March 31, 1999 and September 30, 1998           3

            Statements of Consolidated Income for
            the Six Months and Three Months Ended
            March 31, 1999 and 1998                            4

            Statements of Consolidated Cash Flows
            for the Six Months Ended March 31, 1999
            and 1998                                           5

            Notes to Financial Statements                  6 - 7

  Item 2:   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    8 - 10

PART II - OTHER INFORMATION

  Item 1:   Legal Proceedings                                 11

  Item 2:   Changes in Securities                             11

  Item 3:   Defaults Upon Senior Securities                   11

  Item 4:   Submission of Matters to a Vote of
            Security Holders                                  11

  Item 5:   Other Information                                 11

  Item 6:   Exhibits and Reports on Form 8-K                  11

  Signature                                                   11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            (UNAUDITED)

                                            March 31,      September 30,
                                              1998             1998
                                           ----------      ------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 4,600,000     $ 3,700,000
   Non-interest bearing                       311,803         267,576
Certificates of deposit                     1,999,000       1,599,000
Securities available for sale
   Equity securities (cost of $11,327)        662,991         574,062
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $1,505,200 and
     $1,906,500)                            1,437,281       1,806,286
   U.S. agencies (estimated market value
     of $257,700 and $264,700)                249,316         249,199
Loans receivable - net                     13,462,430      14,092,549
Federal Home Loan Bank stock, at cost         160,800         209,900
Retirement trust assets                       295,311         295,311
Accrued interest receivable                   132,929         121,660
Premises and equipment                        102,592          76,688
Prepaids                                       28,258          20,526
                                          -----------     -----------
     TOTAL ASSETS                         $23,442,711     $23,012,757
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $16,137,521     $15,597,944
Advances from borrowers for taxes and
  insurance                                    43,889          33,050
Accounts payable and accrued expenses         372,904         452,376
Deferred income taxes                         221,500         205,539
                                          -----------     -----------
     TOTAL LIABILITIES                     16,775,814      16,288,909
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                     --              --
Common stock - $.01 par value;
  authorized 3,000,000 shares;
  423,200 shares issued and 408,350
  shares outstanding as of March 31, 1999       4,232           4,232
Paid-in capital                             3,846,980       3,844,821
Retained earnings - substantially
  restricted                                2,828,832       2,791,147
Net unrealized gain on securities
  available for sale, net of tax of
  $241,100 and $208,200                       410,522         354,496
Treasury stock, at cost - 14,850 shares      (152,821)             --
Note receivable from ESOP Trust              (270,848)       (270,848)
                                          -----------     -----------
     TOTAL EQUITY                           6,666,897       6,723,848
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $23,442,711     $23,012,757
                                          ===========     ===========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                      Three Months Ended       Six Months Ended
                                           March 31,               March 31,
                                        1999        1998        1999       1998
                                      --------    -------     -------    -------
INTEREST INCOME
  Loans receivable                    $290,963    $291,114    $598,500    $584,206
  Securities available for sale          5,852       8,650       9,050      15,295
  Securities held to maturity           35,906      55,782      89,176     113,456
  Other interest-bearing assets         72,756      68,253     157,789     139,129
                                      --------    --------    --------    --------
     TOTAL INTEREST INCOME             405,477     423,799     854,515     852,086

INTEREST ON DEPOSITS                   190,091     187,381     384,812     386,356
                                      --------    --------    --------    --------
     NET INTEREST INCOME               215,386     236,418     469,703     465,730

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                    --          --          --         --
                                      --------    --------    --------    --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       215,386     236,418     469,703     465,730
                                      --------    --------    --------    --------

NON-INTEREST INCOME
    Other charges                        1,648       3,041       5,748       4,867
                                      --------    --------    --------    --------
NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits          84,796      84,712     157,301     156,408
     Occupancy and equipment             7,893       6,847      14,676      15,162
     Computer services                  14,347      11,144      28,631      19,435
     SAIF deposit insurance              4,206       4,382       8,306       8,849
     Other                              59,052      51,672     117,278     114,393
                                      --------    --------    --------    --------
      TOTAL NON-INTEREST EXPENSE       170,294     158,757     326,192     314,247
                                      --------    --------    --------    --------
      INCOME BEFORE TAXES               46,740      80,702     149,259     156,350

INCOME TAX EXPENSE                     (14,868)    (37,733)    (54,287)    (64,733)
                                      --------    --------    --------    --------
      NET INCOME                      $ 31,872    $ 42,969    $ 94,972    $ 91,617
                                      ========    ========    ========    ========

BASIC EARNINGS PER COMMON SHARE       $   0.08    $   0.11    $   0.24    $   0.23
                                      ========    ========    ========    ========

DILUTED EARNINGS PER COMMON SHARE     $   0.08    $   0.11    $   0.24    $   0.23
                                      ========    ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING    BASIC                385,971     396,116     390,921     396,116
                  DILUTED              385,971     396,116     390,921     396,116

DIVIDENDS PER SHARE                   $   0.15    $   0.15    $   0.15    $   0.15

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                     Six Months Ended
                                                          March 31,

                                                    1999             1998
                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    94,972     $    91,617
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (9,718)         (4,331)
    Discounts on investments                           (117)           (117)
  Stock dividend received from FHLB                  (5,800)        (12,700)
  ESOP market value expense                           2,159          11,876
  Depreciation                                        9,014           7,428
  Change in assets and liabilities
     Accrued interest receivable                    (11,269)         10,484
     Prepaids                                        (7,732)         21,444
     Accounts payable and accrued expenses          (79,472)        (45,024)
     Current income taxes                                --          31,500
     Deferred income taxes                          (16,942)          2,471
                                                -----------     -----------
      TOTAL ADJUSTMENTS                            (119,877)         23,031
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  (24,905)        114,648
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit            (400,000)        397,035
  Loan originations and principal payments
    on loans                                        639,837         (20,883)
  Purchase of treasury stock                       (152,821)             --
  Principal payments on mortgage-backed
    securities                                      369,005         318,372
  Capital purchases                                 (34,918)             --
  FHLB stock redeemed                                54,900              --
  Payment received on ESOP note                          --          33,856
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  476,003         728,380
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                    (57,287)        (58,402)
  Net change in deposits                            539,577        (360,254)
  Net change in mortgage escrow funds                10,839          18,082
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                  493,129        (400,574)
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS     944,227         442,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,967,576       3,205,382
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 4,911,803     $ 3,647,836
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for:
  Taxes                                         $   174,731     $    10,528
  Interest                                          390,097         390,585

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ROCKY FORD FINANCIAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                          MARCH 31, 1999

Note 1.  Nature of Business

Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a Federally chartered stock savings and loan association, pursuant to it's Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form. The subscription and community offering of the Company's shares was completed on May 21, 1997.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1998 Rocky Ford
Financial, Inc.  financial statements

Note 3.  Regulatory Capital Requirements

At March 31, 1999, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March 31, 1999:

Tangible Capital:
     Actual                        $4,785,000                 22.18%
     Required                         324,000                  1.50
     Excess                        $4,461,000                 20.68%

Core Capital:
     Actual                        $4,785,000                 22.18%
     Required                         647,000                  3.00
     Excess                        $4,138,000                 19.18%

Risk-Based Capital:
     Actual                        $5,139,000                 56.83%
     Required                         723,000                  8.00
     Excess                        $4,416,000                 48.83%

                  ROCKY FORD FINANCIAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)
                       MARCH 31, 1999
Note 3.  Regulatory Capital Requirements (Continued)

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

Note 5.  Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

Note 6  Dividends Paid

On January 11, 1999 and January 12, 1998, the Board of Directors declared a cash dividend of $0.15 per share to stockholders of record payable on February 26, 1999 and February 25, 1998.

                   ROCKY FORD FINANCIAL, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND
SEPTEMBER 30, 1998

The Company's total assets increased by $430,000 or 1.87% from $23.0 million at September 30, 1998 to $23.4 million at March
31, 1999. The increase is attributed to the increase in deposit accounts of $540,000.

The Company's net loan portfolio decreased by approximately $630,000 during the six months ended March 31, 1999. Net loans totaled $13.5 million at March 31, 1999 and $14.1 million September 30, 1998. The Association funded new loans in the amount of $1.7 million and received payoffs or payments of $2.4 million during the six months ended March 31, 1999. The large amount of payoffs is attributed to intense activity of two local financial institutions who broker mortgages. As of March 31, 1999, the Association had outstanding loan commitments of $428,100.

The allowance for loan losses totaled $60,000 at March 31, 1999 and September 30, 1998. As of those dates the Company did not have any non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the six months ended March 31, 1999. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At March 31, 1999, the ratio of the allowance for loan losses to net loans was .45% as compared to .43% at September 30, 1998.

At March 31, 1999, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $1.7 million and an estimated fair value of $1.8 million, and equity securities classified as "available for sale" with an estimated fair value of $663,000. The balance of the Company's investment portfolio at March 31, 1999 consists of interest bearing deposits with various financial institutions totaling $6.6 million.

At March 31, 1999 deposits increased to $16.1 million from $15.6 million at September 30, 1998 or a net increase of 3.46%. The increase was mainly in money market accounts and represents area deposits. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

During the period ending December 31, 1998, the Company purchased 14,850 shares of it's common stock in the open market, in the amount of $152,821, and reported the purchase as treasury stock.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH
31, 1999 AND 1998

Net Income. The Company's net income for the six months ended March 31, 1999 was $94,972 compared to $91,617 for the six months ended March 31, 1998. The increase in net earnings for the six months ended March 31, 1999 resulted primarily from the reduction in the effective rate of income taxes less the increase in professional services incurred in the current period as a result of the added reporting and legal requirements and the increase in net interest income.

Net Interest Income. Net interest income for the six months ended March 31, 1999 was $470,000 compared to $466,000 for the six months ended March 31, 1998. The increase in net interest income for the six months ended March 31, 1999 was due to an increase in the interest earning assets of $227,000 and a reduction in deposits of $66,000.

               ROCKY FORD FINANCIAL, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased by $2,000 from $852,000 to $854,000 or by .23%, during the 1999 six month period compared to the 1998 six month period. This increase resulted in part from an overall increase of average interest-earning assets by $227,000 from $22.3 million to $22.5 million or by 1.02% from the 1998 six month period to the 1999 six month period. The Company experienced a decrease in the average rate received on the interest-earning assets from 7.64% in the 1998 six month period to 7.59% in the 1999 six month period.

Interest Expense. Interest expense decreased $1,000 to $385,000 for the six months ended March 31, 1999 from $386,000 for the six months ended March 31, 1998. The change was caused by the decrease in average deposits of $66,000 from $15.9 million in 1998 to $15.8 million in 1999. The effective interest rate for both periods was 4.87%.

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

The Company determined a provision for loan loss was not required for the six months ended March 31, 1999 and 1998.

Non-Interest Expense. The increase in the non-interest expense section of the consolidated statement of income is attributed to enhanced software purchases and professional expenses incurred in the current period due to additional reporting requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1999 AND 1998

Net Income. The Company's net income for the three months ended March 31, 1999 was $31,872 compared to $42,969, for the three months ended March 31, 1998. The decrease is attributed to the reduction in interest income caused by payments being made on loans and GNMA investments that has been invested in short term investments at a lower interest rate, and the effect of professional services incurred in the current period as a result of added reporting and legal requirements.

Net Interest Income. Net interest income for the three months ended March 31, 1999 was $215,000 compared to $236,000 for the three months ended March 31, 1998. The decrease is attributed to the change in interest earning assets from loans and GNMA's at higher interest rates to short term interest bearing accounts at lower interest rates. Payoffs and collections of the higher rate interest earning assets has exceeded the loan demand of the area. Interest expense for the two periods is comparable. The Association has had an increase in deposits mainly in money market accounts in March 1999.

Non-Interest Expense. The increase in non-interest expenses from $159,000 for the three months ended March 31, 1998 to $170,000 for the three months ended March 31, 1999 was due to the costs of computer software enhancements and professional services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided form operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of

                   ROCKY FORD FINANCIAL, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED

and to meet operating expenses. Management believes that proceeds from the stock sale, loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at March 31, 1999 and 1998 were 26% and 20%, respectively.

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

YEAR 200O READINESS DISCLOSURE

The Company has an ongoing program of evaluating the effect of the Year 2000 on its information processing systems and business operations. The Company's core data processing is performed by
an outside vendor.    As of October 1998, the client testing of
the core system was complete, with the errors noted and corrected by December 1998. The vendor has also completed the testing of additional dates recommended by the Federal Financial Institutions Examination Council, with the error noted corrected.

The vendor reports that as of March 1999, they have contacted 100% of the third party vendors and have scheduled testing with 42% of them, and has completed testing on 26%. They further report that successful testing has been completed with the most critical vendors that affect their clients, such as, the Federal Reserve, the Internal Revenue Service, and the Deluxe ATM network.

It is management's position that the cost of modifications of hardware and software will not exceed $15,000. All costs associated with modifications will be expensed as incurred. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, other financial institutions, or other third parties, such as utility providers, will be fully resolved before the Year 2000.

The Company has adopted a contingency plan and business resumption plan in case critical systems are found not Year 2000 ready or fail. The plan has identified alternative means of operations, principally a manual accounting and transaction system, due the nature of the Company's business and number of accounts, and can be carried out in their current location. The plan is reviewed on an ongoing basis.

                    ROCKY FORD FINANCIAL, INC.

                   PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          None.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders. On January 21, 1999, the Annual Meeting of the Stockholders was held for the election of three directors of the Company for three-year terms, There were outstanding and entitled to vote 423,200 shares of common stock of the Company.

          There were represented at the Annual Meeting in person or by proxy the holders of 385,404 shares of the Company's common stock, representing 91.069% of the total votes eligible to be cast, constituting more than a majority of the outstanding shares entitled to vote.

          The following is a record of the votes cast:
                                                 Vote
                                       -------------------------
                                       For    Withheld   Abstain
                                       ---    --------   -------
          Election of Directors:
               Wayne W. Whittaker     377,081   8,323       0
               Francis E. Clute       377,081   8,323       0
               William E. Burrell     377,081   8,323       0


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




Date April 30, 1999                 /s/ Keith E. Waggoner
                                    ---------------------------
                                    Keith E. Waggoner, President