Form 10QSB
period 1999-06-30
ROCKY FORD FINANCIAL INC
filed 1999-08-16
CIK 1031517

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

      Shares of common stock outstanding as of June 30, 1999
                                  408,350

                   ROCKY FORD FINANCIAL, INC.

                          CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1:   Financial Statements

            Consolidated Statement of Condition
            at June 30, 1999 and September 30, 1998            3

            Statements of Consolidated Income for
            the Three Months and Nine Months Ended
            June 30, 1999 and 1998                             4

            Statements of Consolidated Cash Flows
            for the Nine Months Ended June 30, 1999
            and 1998                                           5

            Notes to Financial Statements                  6 - 7

  Item 2:   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    8 - 10

PART II - OTHER INFORMATION

  Item 1:   Legal Proceedings                                 11

  Item 2:   Changes in Securities                             11

  Item 3:   Defaults Upon Senior Securities                   11

  Item 4:   Submission of Matters to a Vote of
            Security Holders                                  11

  Item 5:   Other Information                                 11

  Item 6:   Exhibits and Reports on Form 8-K                  11

  Signature                                                   11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            (UNAUDITED)

                                            June 30,       September 30,
                                              1999             1998
                                           ----------------------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 4,500,000     $ 3,700,000
   Non-interest bearing                       344,186         267,576
Certificates of deposit                     2,099,000       1,599,000
Securities available for sale
   Equity securities (amortized cost
     of $11,327)                              670,944         574,062
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $1,320,100 and
     $1,906,500)                            1,280,265       1,806,286
   U.S. agencies (estimated market value
     of $252,600 and $264,700)                249,375         249,199
Loans receivable - net                     13,636,272      14,092,549
Federal Home Loan Bank stock, at cost         163,600         209,900
Retirement trust assets                       295,311         295,311
Accrued interest receivable                   132,621         121,660
Premises and equipment                         99,666          76,688
Prepaids                                       35,225          20,526
                                          -----------     -----------
     TOTAL ASSETS                         $23,506,465     $23,012,757
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $16,161,579     $15,597,944
Advances from borrowers for taxes and
  insurance                                    20,806          33,050
Accounts payable and accrued expenses         405,259         452,376
Deferred income taxes                         220,100         205,539
                                          -----------     -----------
     TOTAL LIABILITIES                     16,807,744      16,288,909
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                     --              --
Common stock - $.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200                4,232           4,232
Paid-in capital                             3,848,838       3,844,821
Retained earnings - substantially
  restricted                                2,853,788       2,791,147
Net unrealized gain on securities
  available for sale, net of tax of
  $244,100 and $208,200                       415,532         354,496
Treasury stock, at cost - 14,850 shares      (152,821)             --
Note receivable from ESOP Trust              (270,848)       (270,848)
                                          -----------     -----------
     TOTAL EQUITY                           6,698,721       6,723,848
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $23,506,465     $23,012,757
                                          ===========     ===========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              3

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                      Three Months Ended        Nine Months Ended
                                           June 30,                 June 30,
                                        1999        1998        1999         1998
                                      --------    -------     -------      -------
INTEREST INCOME
  Loans receivable                    $282,499    $298,989    $  880,999  $  883,195
  Securities held                       34,205      58,341       132,431     187,092
  Other interest-bearing assets         80,996      68,154       238,785     207,283
                                      --------    --------    ----------  ----------
     TOTAL INTEREST INCOME             397,700     425,484     1,252,215   1,277,570

INTEREST ON DEPOSITS                   191,522     189,766       576,334     576,122
                                      --------    --------    ----------  ----------
     NET INTEREST INCOME               206,178     235,718       675,881     701,448

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                    --          --            --          --
                                      --------    --------    ----------  ----------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES       206,178     235,718       675,881     701,448
                                      --------    --------    ----------  ----------

NON-INTEREST INCOME
    Other charges                        6,934       3,855        12,682       8,722
                                      --------    --------    ----------  ----------

NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits          74,463      77,274       231,764     233,682
     Occupancy and equipment            10,747       7,795        25,423      22,957
     Computer services                  13,339      12,622        41,970      32,057
     SAIF deposit insurance              4,152       4,296        12,458      13,145
     Other                              64,627      52,951       181,905     167,344
                                      --------    --------    ----------  ----------
      TOTAL NON-INTEREST EXPENSE       167,328     154,938       493,520     469,185
                                      --------    --------    ----------  ----------

      INCOME BEFORE TAXES               45,784      84,635       195,043     240,985

INCOME TAX (EXPENSE) BENEFIT           (20,829)    (30,887)      (75,116)    (95,620)
                                      --------    --------    ----------  ----------
      NET INCOME                      $ 24,955    $ 53,748    $  119,927  $  145,365
                                      ========    ========    ==========  ==========

BASIC EARNINGS PER COMMON SHARE       $   0.06    $   0.14    $     0.31  $     0.37
                                      ========    ========    ==========  ==========

DILUTED EARNINGS PER COMMON SHARE     $   0.06    $   0.14    $     0.31  $     0.37
                                      ========    ========    ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING    BASIC                385,971     396,116       389,271     396,116
                  DILUTED              385,971     396,116       389,271     396,116

DIVIDENDS PER SHARE                                           $     0.15

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                     Nine Months Ended
                                                          June 30,
                                                    1999             1998
                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   119,927     $   145,365
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                  (11,900)         (7,276)
    Discounts on investments                           (176)           (845)
  Stock dividend received from FHLB                  (8,600)        (18,900)
  ESOP market value expense                           4,017          15,617
  Depreciation                                       16,337          12,568
  Change in assets and liabilities
     Accrued interest receivable                    (10,961)          9,318
     Prepaids                                       (14,699)         19,666
     Accounts payable and accrued expenses          (47,117)          3,281
     Current income taxes                                --          50,020
     Deferred income taxes                          (21,285)          2,471
                                                -----------     -----------
      TOTAL ADJUSTMENTS                             (94,384)         85,920
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                   25,543         231,285
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit            (500,000)        397,035
  Loan originations and principal payments
    on loans                                        468,177        (422,864)
  Principal payments on mortgage-backed
    securities                                      526,021         468,589
  Capital purchases                                 (39,315)         (8,365)
  Federal Home Loan Bank stock redeemed              54,900              --
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  509,783         434,395
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                       (152,821)             --
  Net change in deposits                            563,635        (565,339)
  Net change in mortgage escrow funds               (12,244)        (14,035)
  Dividends paid                                    (57,286)        (58,402)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                  341,284        (637,776)
                                                -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS     876,610          27,904

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,967,576       3,205,382
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 4,844,186     $ 3,233,286
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for:
  Taxes                                         $   213,822     $    23,969
  Interest                                          583,850         584,722

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               ROCKY FORD FINANCIAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)

                    JUNE 30, 1999

Note 1.  Nature of Business

Rocky Ford Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of Rocky Ford Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in January 1997 to acquire all of the common stock of Rocky Ford Federal Savings and Loan Association upon its conversion to stock form

Note 2.  Basis of Presentation

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

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1998 Rocky Ford Financial Inc., financial statements, included as item 7 to the Company's annual report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference.

Note 3.  Regulatory Capital Requirements

At June 30, 1999, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at June
30, 1999:

Tangible Capital:
     Actual              $4,829,000               22.31%
     Required               325,000                1.50
     Excess              $4,504,000               20.81%


Tier 1 (Core) Capital:
     Actual              $4,829,000               22.31%
     Required               866,000                4.00
     Excess              $3,963,000               18.31%


Total Risk-Based Capital:
     Actual              $5,191,000               56.96%
     Required               729,000                8.00
     Excess              $4,462,000               48.96%


              ROCKY FORD FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                     JUNE 30, 1999


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

Note 5 Dividends Paid

On January 11, 1999 and January 12, 1998, the Board of Directors declared cash dividends of $0.15 per share and $.15 per share, respectively, to stockholders of record as of February 26, 1999 and February 25, 1998, respectively.

               ROCKY FORD FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER
30, 1998

The Company's total assets increased by $489,000 or 2.13% from $23.0 million at September 30, 1998 to $23.5 million at June 30,
1999. The growth is attributable to cash received from the increase in deposits.

The Company's loan portfolio had a net decrease of approximately $456,000 during the nine months ended June 30, 1999. Net loans totaled $13.6 million at June 30, 1999 and $14.1 million at September 30, 1998. During the nine months ended June 30, 1999, the Company originated loans in the amount of $1.2 million and received loan payments in the amount of $1.7 million. As of June 30, 1999, the outstanding loan commitments for real estate loans was $86,000.

The allowance for loan losses totaled $60,000 at June 30, 1999 and September 30, 1998. As of June 30, 1999 the Company had $86,500 of non-performing loans in its portfolio. There were no loans charged off or recoveries of previous loan losses during the nine months ended June 30, 1999. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At June 30, 1999, the ratio of the allowance for loan losses to net loans was .44%. as compared to .44% at September 30, 1998.

The Company's interest earning assets, excluding loans, increased $900,000 from $8.1 million at September 30, 1998 to $9.0 million at June 30, 1999. The Company's investment portfolio, at June 30, 1999, included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $1.5 million and an estimated fair value of $1.6 million, equity securities classified as "available for sale" with an estimated fair value of $671,000 and interest bearing deposits with various financial institutions totaling $6.6 million.

At June 30, 1999 deposits increased to $16.2 million from $15.6 million at September 30, 1998 or a net increase of 3.61%. The increase is attributed to normal seasonal deposits. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE
30, 1999 AND 1998
Net Income. The Company's net income for the nine months ended June 30, 1999 was $120,000 compared to net income of $145,000 for the nine months ended June 30, 1998. The decrease in net earnings for the nine months ended June 30, 1999 resulted primarily from the reduction of higher paying interest earning assets, primarily loans, to lower paying highly liquid assets consisting of cash investment securities.

Net Interest Income. Net interest income for the nine months ended June 30, 1999 was $675,000 compared to $701,000 for the nine months ended June 30, 1998. The decrease in net interest income for the nine months ended June 30, 1999 was due to an decrease in the interest rate spread from 2.78% in 1998 to 2.56% in 1999. The decrease in the interest rate spread is caused by the rate of return on interest earning assets decreasing by 24 basis points from 7.64% as of June 30, 1998 to 7.40% as June 30, 1999, and the cost of deposits decreasing by only 2 basis points from 4.86% as of June 30, 1998 to 4.84% as of June 30, 1999. The decrease in the interest rate spread is attributed to payments on loans and mortgage backed securities that have been invested in highly liquid assets which have a lower rate of return.
                          8

             ROCKY FORD FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $25,000 from $1.28 million to $1.25 million or by 1.98%, during 1999 compared to 1998. The Company experienced a decrease in the average yield on the interest-earning assets from 7.64% in 1998 to 7.40% in 1999, with an increase in average interest earning assets from $22.3 million as of June 30, 1998 to $22.6 million as of June 30, 1999.

Interest Expense. Interest expense was $576,000 for the nine months ended June 30, 1999 and the nine months ended June 30, 1998. The comparable expense for the periods was caused by the insignificant decrease of the average rate paid from 4.86% in 1998 to 4.84% in 1999 with a corresponding increase in average deposits from $15.8 million in 1998 to $15.9 million in 1999.

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

The Company determined a provision for loan loss was not required for the nine months ended June 30, 1999 and 1998.

Non-Interest Expense. The increase in non-interest expense of $24,000 is attributable to computer services and equipment changes relative to the year 2000 situation, and increased professional fees.

Income Tax Expense. Tax expense recognized for the nine months ended June 30, 1999 and 1998 of $75,000 and $96,000 respectively, represents the estimated tax due on taxable income at the approximate effective tax rate of 40%. The rate exceeds the statutory rate due to nondeductible ESOP expenses recognized and the effect of state taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 1999 AND 1998

Net Income. The Company's net income for the three months ended June 30, 1999 and 1998 decreased from $54,000 in 1998 to $25,000 in 1999. The decrease is attributed to the reduced interest income, and increased professional fees for the 1999 three month period.

Net Interest Income. Net interest income for the three months ended June 30, 1999 was $206,000 compared to $236,000 for the three months ended June 30, 1998. The decrease in net interest income for the three months ended June 30, 1999 was due to a 54 basis points decline in the rate spread from 2.78% for the three months ended June 30, 1998 to 2.24% for the three months ended June 30, 1999.

Interest Income. Interest income decreased by $27,000, from $425,000 for the three months ended June 30, 1998 to $398,000 for the three months ended June 30, 1999. The Company experienced a decrease in the average yield on the interest-earning assets from 7.62% in 1998 to 7.02% in 1999.

Interest Expense. Interest expense decreased $2,000 for the three months ended June 30, 1999 as compared to June 30, 1998. The decrease in expense for the period was caused by the $360,000 increase in average deposits from $15.7 million for the three months ended June 30, 1998 to $16.0 million for the three months ended June 30, 1999, with a decrease in the rates paid from 4.84% in 1998 to 4.78% in 1999.

             ROCKY FORD FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997, when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at June 30, 1999 and 1998 were 26% and 19%, respectively.

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

YEAR 2000 READINESS DISCLOSURE

The Company has an ongoing program of evaluating the effect of the year 2000 on its information processing systems. The Company's core data processing is performed by an outside vendor. As of June 30, 1999, all of the vendors clients were running on Year 2000-ready software, with the final Y2K client testing scheduled for July 12-23, 1999. It is management's position that the cost of additional modifications, if any, will not have a material effect on the Company's operations. All costs associated with modifications have been expensed as incurred. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the effort of customers, other financial institutions, or other third parties, such as utility providers, will be fully resolved before the year 2000.

The Company has adopted a contingency plan and business resumption plan in case critical systems are found not Year 2000 ready or fail. The plan has identified alternative means of operations, principally a manual accounting and transaction system, due to the nature of the Company's business and number of accounts. The plan has been reviewed and tested with no exceptions noted.

             ROCKY FORD FINANCIAL, INC.

              PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          A former employee has filed a charge of employment discrimination against Rocky Ford Federal Savings and Loan, a wholly owned subsidiary of the Company, with the Colorado Civil Rights Division ("CCRD"). The employee will be obligated to exhaust the CCRD's processes before commencing any legal action. The Association investigated her allegations while she was employed and took appropriate action to respond to the claims of discrimination at the time. The Association believes the claim is without merit, and will vigorously defend this matter. A finding for the plaintiff by the CCRD and/or any significant damages awarded to the plaintiff in a subsequent civil proceeding (if filed) could have a negative impact on the Association and Company's results of operations.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          Not Applicable

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          Exhibit 27 Financial Data Schedules

          No form 8-K was filed for the quarter


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Rocky Ford Financial, Inc.
                                Registrant



Date  July 30, 1999            /s/ Keith E. Waggoner
                               --------------------------------
                                Keith E. Waggoner, President