Form 10KSB
period 1999-09-30
ROCKY FORD FINANCIAL INC
filed 1999-12-22
CIK 1031517

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             --------------------
                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the Fiscal Year Ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                        Commission File Number: 0-22441

                          ROCKY FORD FINANCIAL, INC.
                  ------------------------------------------
                (Name of Small Business Issuer in Its Charter)

           Delaware                                      84-1413346
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

801 Swink Avenue, Rocky Ford, Colorado                   81067-0032
--------------------------------------               -------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number, Including Area Code: (719) 254-7642
                                                --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

     Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO ___
    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State registrant's revenues for its most recent fiscal year: $1,672,451

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale of which the registrant was aware ($10.63 per share on December 10, 1999), was approximately $3,583,405. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of December 10, 1999, there were issued and outstanding 379,803 shares of the registrant's common stock, of which 42,700 shares were held by affiliates (as defined above).

     Transitional Small Business Disclosure Format (check one): YES ___  NO X
                                                                           ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (Part II)

     2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

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

     Prior to the Conversion, the Company did not engage in any material operations. Currently, the Company's principal business is the business of the Association. The Company has no significant assets other than the outstanding capital stock of the Association, $1.4 million in cash and cash equivalents and a note receivable from the Company's Employee Stock Ownership Plan. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiaries.

     The Company's executive offices are located at 801 Swink Avenue, Rocky Ford, Colorado. Its telephone number is (719) 254-7642.

     Rocky Ford Federal Savings and Loan Association. The Association is a federal stock savings and loan association operating through a single office located in Rocky Ford, Colorado and serving Otero County, Colorado. The Association was chartered as a federal mutual savings and loan association and received federal insurance of its deposit accounts in 1934 under its current name of Rocky Ford Federal Savings and Loan Association. Effective May 21, 1997, the Association became a stock savings and loan association. At September 30, 1999, the Association had total assets of $22.0 million, total deposits of $16.2 million and equity of $5.2 million.

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

     The Association's executive offices are located at 801 Swink Avenue, Rocky Ford, Colorado 81067-0032 and its main telephone number is (719) 254-7642.

Recent Regulatory and Legislative Changes

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. The Act calls for the modernization of the banking system and could have far-reaching effects on the financial services industry and the Company's and the Association's operations. For additional information on the provisions of this legislation, see "Regulation of the Association -- Recently Enacted Legislation."

Lending Activities

     General. The Association's net loan portfolio totaled $13.4 million at September 30, 1999, representing 57.3% of total assets at that date. Substantially all loans are originated in the market area. At September 30, 1999, $13.3 million, or 99.3% of the Association's net loan portfolio consisted of single-family, residential mortgage loans. Other loans secured by real estate include non-residential real estate loans which amounted to $74,500 or .55% of the Association's net loan portfolio at September 30, 1999. To a lesser extent, the Association also originates consumer loans secured by deposits. At September 30, 1999, consumer loans totaled $100,800, or .75% of the Association's net loan portfolio.

Analysis of Loan Portfolio

   Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan at the dates indicated. At September 30, 1999, the Association had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                               At September 30,
                                      ----------------------------------
                                             1999            1998
                                      ----------------  ----------------
                                      Amount      %     Amount      %
                                      -------  -------  -------  -------
                                            (Dollars in thousands)
Mortgage Loans:
  One- to four-family...............  $13,352   99.30%  $13,914   98.73%
  Non-residential...................       74     .55       102     .72
                                      -------  ------   -------  ------
     Total real estate loans........   13,426   99.85    14,016   99.45
Consumer loans on savings accounts..      101     .75       171    1.22
                                      -------  ------   -------  ------
     Total loans....................   13,527  100.60    14,187  100.67
                                      -------  ------   -------  ------

Less:
  Deferred fees and discounts.......       21     .16        34     .24
  Allowance for losses..............       60     .44        60     .43
                                      -------  ------   -------  ------
Loan portfolio, net.................  $13,446  100.00%  $14,093  100.00%
                                      =======  ======   =======  ======

Loan Maturity Schedule

     The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                 Under      One to      Three to      Five to       Ten to          Over
                               One Year  Three Years   Five Years    Ten Years   Twenty Years   Twenty Years      Total
                              ---------  -----------   ----------    ---------   ------------   ------------     -------
                                                                   (In thousands)
Mortgage loans:
  One- to four-family..           $ 91       $   434      $   401      $ 2,997        $ 7,918        $ 1,511      $13,352
  Non-residential......              7            22           22           23             --             --           74
Consumer loans on
  savings accounts.....             65            36           --           --             --             --          101
                               -------       -------      -------      -------        -------        -------      -------
     Total.............        $   163       $   492      $   423      $ 3,020        $ 7,918        $ 1,511      $13,527
                               =======       =======      =======      =======        =======        =======      =======

     The next table sets forth at September 30, 1999, the dollar amount of all loans due one year or more after September 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                             Predetermined       Floating or
                                                  Rate        Adjustable Rates
                                             -------------    ----------------
                                                    (In thousands)

        Mortgage loans
            One- to four-family.............        $13,352           $    --
            Non-residential.................             74                --
        Consumer loans on savings accounts..            101                --
                                                    -------           -------
                Total.......................        $13,527           $    --
                                                    =======           =======

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

                                           Year Ended September 30,
                                           -------------------------
                                               1999         1998
                                           ------------  -----------
                                                (In thousands)
Net loans, beginning of period...........      $14,093       $13,530

Origination by type:
-------------------
One- to four-family......................      $ 3,625       $ 3,441
Non-residential..........................           --            --
Consumer loans on savings accounts.......           16           102
                                               -------       -------
     Total loans originated..............        3,641         3,543
                                               -------       -------

Repayments...............................        3,007         2,993
                                               -------       -------

Decrease (increase) in other items, net..           13            13
                                               -------       -------
   Net increase (decrease) in loans
    receivable, net......................         (647)          563
                                               -------       -------
Net loans, end of period.................      $13,446       $14,093
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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral (having a market value at least equal to the funds outstanding) may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed the lesser of $30 million or 30% of unimpaired capital and surplus to develop residential housing, provided certain requirements are satisfied. Under these limits, the Association's loans to one borrower were limited to $725,500 at September 30, 1999. At that date, the Association had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 1999, the Association's largest lending relationship was a $317,500 relationship consisting of single-family residence which serves as the borrowers' primary residence and another property which serves as his office building. All loans within this relationship were current and performing in accordance with their terms at September 30, 1999.

     Interest rates charged by the Association on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential and Commercial Real Estate Lending. The Association historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1999, single-family residential mortgage loans, totaled approximately $13.3 million, or 99% of the Association's net loan portfolio. The Association has no loans secured by nonowner-occupied investment properties, no construction loans, and only $74,500 in loans on non-residential real estate. All loans originated by the Association are maintained in its portfolio rather than sold in the secondary market.

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

     The Association's commercial real estate portfolio generally consists of fixed-rate loans secured by first mortgages on commercial real estate including industrial properties, professional buildings and small retail establishments. All properties are located in Otero County, Colorado. At September 30, 1999, the Association had $74,500 of commercial real estate loans, which comprised .55% of its loan portfolio. Commercial real estate loans are originated on a fixed-rate basis with terms of up to 15 years and are underwritten with loan-to-value ratios of up to 70% of the lesser of the appraised value or the purchase price of the property.

     Consumer and Other Lending. The consumer loans currently in the Association's loan portfolio consist of loans secured by savings deposits. Such savings account loans are usually made for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on such deposit account serving as collateral, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 1999, loans on deposit accounts totaled $100,800 or .75% of the Association's net loan portfolio.

     Loan Fees and Servicing. The Association receives fees in connection with late payments and for miscellaneous services related to its loans. The Association also charges a $150 document preparation fee and a $350 appraisal fee for loan originations. The Association does not service loans for others.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Association takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent 26 days incur a late fee of 4.0% of principal and interest due. As a matter of policy, the Association will contact the borrower after the loan has been delinquent 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. Loans are placed on nonaccrual status if the loan becomes past due more than 90 days unless such loans are well-secured and in the process of collection. Loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements contained in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report").

     Real estate acquired by the Association as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at estimated fair value and subsequently at the lower of book value or fair value, less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Financial Statements in the Annual Report.

     The following table sets forth information with respect to the Association's nonperforming assets at the dates indicated. Further, no loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                          At September 30,
                                                     -------------------------
                                                        1999          1998
                                                     ----------    -----------
                                                      (Dollars in thousands)

Total loans accounted for on a non-accrual basis:(1)..   $   33         $   54
                                                         ======         ======

Total accruing loans which are contractually
  past due 90 days or more............................   $   --         $   --
                                                         ======         ======

    Total nonperforming loans.........................   $   33         $   54
                                                         ======         ======

Percentage of total loans.............................      .24%           .38%
                                                         ======         ======

Other nonperforming assets (2)........................   $   --         $   --
                                                         ======         ======

_______________

(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets includes property acquired by the Association through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower. Other nonperforming assets also includes real estate developed and held for sale.

     At September 30, 1999, the Association had $33,200 of loans outstanding that were classified as nonaccrual, 90 days past due, no restructured loans, and no loans outstanding that were not classified as non-accrual, 90 days past due or restructured, but as to which known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge-off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Association regularly reviews its assets to determine whether any assets require classification or reclassification. At September 30, 1999, the Association had $116,000 in assets classified as special mention, $33,200 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. The special mention classification is primarily used by management as a "watch list" to monitor loans that exhibit any potential deviation in performance from the contractual terms of the loan.

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

     The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated.

                                                     Year Ended September 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                          (In thousands)

Balance at beginning of period....................        $  60         $  60
                                                          =====         =====

Total charge-offs.................................           --            --
                                                          -----         -----

Total recoveries..................................           --            --
                                                          -----         -----

Net loan charge-offs..............................           --            --
                                                          -----         -----

Provision (credits to provision) for loan losses..           --            --
                                                          -----         -----

Balance at end of period..........................        $  60         $  60
                                                          =====         =====

Allowance for loan losses to total nonperforming
  loans at end of period..........................          181%          111%
                                                          =====         =====

Allowance for loan losses to net loans
  outstanding at end of period....................          .44%          .43%
                                                          =====         =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                      At September 30
                                      -------------------------------------------------
                                              1999                     1998
                                      ----------------------   ------------------------
                                                   Percent                    Percent
                                                   of Loans                   of Loans
                                                 in Category                in Category
                                                   to Total                   to Total
                                       Amount       Loans        Amount        Loans
                                      --------   -----------   ----------   -----------
                                                    (Dollars in thousands)
Real estate - mortgage:
    Single-family residential........   $   60        100.00%     $    60        100.00%
    Non-residential..................       --            --           --            --
Consumer loans on savings accounts...       --            --           --            --
                                       -------       -------      -------       -------
    Total allowance for loan losses..   $   60        100.00%     $    60        100.00%
                                       =======       =======      =======       =======

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

     The Association makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Association consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Association's investment policy. The Association performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Association's current investment policy, securities purchases must be approved by the Association's President. The Board of Directors reviews all securities transactions on a monthly basis.

     Pursuant to SFAS No. 115, the Association has classified securities with an amortized cost of $11,300 and an approximate market value of $601,500 at September 30, 1999 as available for sale. Management of the Association presently does not intend to sell such securities and, based on the Association's current liquidity level and the Association's access to borrowings through the FHLB of Topeka, management currently does not anticipate that the Association will be placed in a position of having to sell securities with material unrealized losses.

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

     Investment Securities. The following table sets forth the carrying value of the Company's investment securities at the dates indicated.

                                               At September 30,
                                           -----------------------
                                              1999         1998
                                           ----------   ----------
                                                (In thousands)

U.S. Treasury securities.................      $  249       $  249
Interest-bearing deposits................       6,199        5,299
Mortgage-backed securities through GNMA..       1,667        1,806
Federal Home Loan Bank stock.............         166          210
Federal Home Loan Mortgage Corp. stock...         602          574
                                               ------       ------
      Total..............................      $8,883       $8,138
                                               ======       ======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Association's investment portfolio at September 30, 1999.

                                                                                                              Total
                                   One Year or Less       One to Five Years        Over Five Years      Investment Portfolio
                                ----------------------  ----------------------  ----------------------  ----------------------
                                 Carrying    Average     Carrying    Average     Carrying    Average     Carrying     Average
                                  Value       Yield       Value       Yield        Value      Yield       Value        Yield
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                    (Dollars in thousands)
U.S. Treasury securities.....       $   --          --%     $  249        6.25%     $   --          --%     $  249        6.25%
Interest-bearing deposits....        6,199        5.28          --          --          --          --       6,199        5.28
Mortgage-backed securities...          231        7.98         114        7.98       1,530        7.98       1,667        7.98
Federal Home Loan Bank
 stock.......................           --          --          --          --         166        6.18         166        6.18
Federal Home Loan
 Mortgage Corp. stock........           --          --          --          --         602         .83         602         .83
                                    ------                  ------                  ------                  ------
Total investment securities..       $6,222                  $  363                  $2,298                  $8,883
                                    ======                  ======                  ======                  ======

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

     The Association's mortgage-backed securities portfolio consists solely of seasoned fixed-rate, mortgage-backed securities. The Association makes such investments in order to manage cash flow, mitigate interest rate risk, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation of the Association -- Qualified Thrift Lender Test."

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

     Savings deposits in the Association at September 30, 1999 were represented by the various types of savings programs described below.

Interest     Minimum                                                                           Percentage of
Rate (1)      Term                      Category                                Balances       Total Deposits
--------     -------                    --------                                --------       --------------
                                                                                (In Thousands)
                                        Savings and transactions accounts
                                        ---------------------------------

3.00%        None                       Passbook accounts                       $ 1,321                  8.15%
3.75         None                       Money market accounts                     2,570                 15.85
                                                                                -------                ------
                                                                                  3,891                 24.00
                                                                                -------                ------

                                        Certificates of deposit
                                        -----------------------

4.82         3 months or less           Fixed term, fixed rate                    3,733                 23.02
5.17         4 months to 12 months      Fixed term, fixed rate                    6,267                 38.65
5.30         13 months to 36 months     Fixed term, fixed rate                    2,324                 14.33
 --          Greater than 36 months     Fixed term, fixed rate                       --                    --
                                                                                -------                ------
                                           Total certificates of deposit         12,324                 76.00
                                                                                -------                ------
                                              Total deposits                    $16,215                100.00%
                                                                                =======                ======

-----------------
(1)  Indicates weighted average interest rate at September 30, 1999.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Association between the dates indicated.

                                Balance at                          Balance at
                                 September     % of      Increase    September     % of
                                 30, 1999    Deposits   (Decrease)   30, 1998    Deposits
                                ----------   --------   ----------  ----------   --------
                                                  (Dollars in thousands)
Money market deposit..........  $   2,570      15.85%      $  68     $   2,502      16.04%
Savings deposits -- passbook..      1,321       8.15         256         1,065       6.83
Certificates of deposit.......     10,819      66.72         483        10,336      66.26
Jumbo certificates............      1,505       9.28        (190)        1,695      10.87
                                ---------     ------       -----     ---------     ------
                                $  16,215     100.00%      $ 617     $  15,598     100.00%
                                =========     ======       =====     =========     ======

     The following table sets forth the time deposits in the Association classified by rates at the dates indicated.

                                           At September 30,
                              -------------------------------------------
                                       1999                    1998
                              --------------------    --------------------
                                Amount        %         Amount        %
                              ----------   -------    ----------   -------
                                        (Dollars in thousands)
Certificates

2.00 - 4.00.................     $   303      1.87%      $    --        --%
4.01 - 5.00.................       5,420     33.42           210      1.35
5.01 - 6.00.................       6,601     40.71        11,788     75.57
6.01 - 7.00.................          --        --            --        --
Over 7.00%..................          --        --            33       .21
                                 -------    ------       -------    ------

Total certificates..........      12,324     76.00        12,031     77.13
                                 -------    ------       -------    ------

Total transaction accounts..       3,891     24.00         3,567     22.87

Total deposits..............     $16,215    100.00%      $15,598    100.00%
                                 =======    ======       =======    ======

     The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                        Amount Due
                     ----------------------------------------
                     Less Than                         After
Rate                 One Year   1-2 Years  2-3 Years  3 Years  Total
----                 ---------  ---------  ---------  -------  ------
                                      (In thousands)
 2.00 - 4.00%......    $   303     $   --  $      --  $    --  $   303
 4.01 - 5.00%......      4,662        447        311       --    5,420
 5.01 - 7.00%......      5,035      1,240        326       --    6,601
                       -------     ------  ---------  -------  -------
                       $10,000     $1,687  $     637  $    --  $12,324
                       =======     ======  =========  =======  =======

     The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                  Certificates
               Maturity Period                    of Deposits
               ---------------                   --------------
                                                 (In thousands)

               Three months or less...........           $  312
               Over three through six months..              317
               Over six through 12 months.....              224
               Over 12 months.................              652
                                                         ------
                  Total.......................           $1,505
                                                         ======

     The following table sets forth the savings activities of the Association for the periods indicated.

                                   Year Ended September 30,
                                  --------------------------
                                      1999          1998
                                  -----------   ------------
                                        (In thousands)

Opening balance.................      $15,598        $16,139
Net increase (decrease) before
  interest credited.............          (33)        (1,307)
Interest credited...............          650            766
                                      -------        -------
    Ending balance..............      $16,215        $15,598
                                      =======        =======
Net increase (decrease).........      $   617        $  (541)
                                      =======        =======

Percent increase (decrease).....         3.96%         (3.35)%
                                      =======        =======


     Borrowings. Savings deposits historically have been the primary source of funds for the Association's lending, investments and general operating activities. The Association is authorized, however, to use advances from the FHLB of Topeka to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Topeka functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Association is required to own stock in the FHLB of Topeka and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Association has a Blanket Agreement for advances with the FHLB of Topeka under which the Association may borrow up to 25% of assets (approximately $5.1 million), subject to normal collateral and underwriting requirements. Advances from the FHLB of Topeka are secured by the Association's stock in the FHLB of Topeka and first mortgage loans.

     As of September 30, 1999, the Association had no advances outstanding.

Subsidiary Activities

     As a federally chartered savings and loan association, the Association is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1999, the Association was authorized to invest up to approximately $661,000 in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

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

Employees

          As of September 30, 1999, the Association had four full-time and no part-time employees, none of whom were represented by a collective bargaining agreement. Management considers its relationship with its employees to be good.

Executive Officers

          The following table sets forth certain information with respect to the executive officers of the Company.

                             Age at
                          September 30,
Name                          1999       Position
----                          ----       --------
Donald F. Gause                68        Chairman of the Board of Directors
Keith E. Waggoner (1)          53        President and Chief Executive Officer
Wayne W. Whittaker             68        Vice President
Francis E. Clute               62        Secretary and Treasurer

---------------------
(1) Mr. Waggoner is the only "full-time" executive officer of the Company.

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

          Recently Enacted Legislation. On November 12, 1999, the Gramm-Leach-Bliley ("G-L-B") Act was signed into law. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

          The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

          The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

          The Company is unable to predict the impact of the G-L-B Act on its and the Association's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

          Federal Home Loan Bank System. The Association is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks and which are subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB's provide a central credit facility primarily for member institutions. As a member of the FHLB of Topeka, the Association is required to acquire and hold shares of capital stock in the FHLB of Topeka in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Topeka, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB of Topeka stock at September 30, 1999, of $166,400. The FHLB of Topeka serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Topeka. Long-term advances may only be made for the purpose of providing funds for residential housing finance. As of September 30, 1999, Rocky Ford had no advances outstanding from the FHLB of Topeka. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

          Liquidity Requirements. The Association is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of the United States and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association's liquidity ratio for September 1999 was 34%.

          Qualified Thrift Lender Test. The Association is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution are restricted to those of a national bank located in the institution's home state; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as and be deemed a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 ("BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for both a national bank and a savings institution and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

          To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of total assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by a Federal Home Loan Bank. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions,
(ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family or household purposes, and (vi) shares of stock issued by the FNMA or FHLMC.

          A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1999, approximately 97% of the Association's "portfolio" assets were invested in Qualified Thrift Investments.

          Regulatory Capital Requirements. Under the OTS's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% (or 3% if the association is rated 1 CAMELS under the OTS examination rating system) of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted assets." In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated 1 CAMELS). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "--Prompt Corrective Regulatory Action."

          Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the rule requiring deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At September 30, 1999, the Association had no investments in or extensions of credit to a subsidiary engaged in activities not permitted to national banks.

          Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the savings institution's investments in includible subsidiaries that must be netted against capital under the capital rules, and for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1999, the Association's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $22.1 million.

          In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loan and lease loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio. As of September 30, 1999, the Association had no equity investments for which OTS regulations required a deduction from total capital.

          The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1999, the Bank's risk-weighted assets were approximately $8.9 million.

          The table below presents the Association's capital position relative to its various minimum statutory and regulatory capital requirements at September 30, 1999.

                                                     Percent of
                                   Amount            Assets (1)
                                  --------           ----------
                                  (Dollars in thousands)
Tangible Capital................    $4,837               22.35%
Tangible Capital Requirement....       325                1.50
                                    ------               -----
Excess..........................    $4,512               20.85%
                                    ======               =====

Core Capital....................    $4,837               22.35%
Core Capital Requirement (2)....       650                3.00
                                    ------               -----
Excess..........................    $4,187               19.35%
                                    ======               =====

Risk-Based Capital..............    $5,163               57.78%
Risk-Based Capital Requirement..       715                8.00
                                    ------               -----
Excess..........................    $4,448               49.78%
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

          In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure of interest rate risk, prepayment risk, credit risk and concentration of credit risk and certain risks arising from nontraditional activities. The Director may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

          Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

          Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has:

(i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the savings association has a composite 1 CAMELS rating). An "undercapitalized" institution is a savings association that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well-capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized association as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. The Association is classified as "well capitalized" under these regulations.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The Federal banking agencies, including the OTS, have released Interagency Guidelines Establishing Standards for Safety and Soundness establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls, information systems and audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Association already meets substantially all the standards adopted in the interagency guidelines, and therefore, does not believe that implementation of these regulatory standards will materially affect the Association's operations.

     Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies have established standards relating to the asset quality and earnings that the agencies determined to be appropriate. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets, as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards will not have a material effect on the Association's operations.

     The Federal banking agencies, including the OTS, have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems.
In addition, an institution must prepare a written business resumption contingency plan that defines scenarios where mission-critical systems might fail, evaluates contingency options to keep business operations going and provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For additional information, see "Management's Discussion and Analysis or Plan of Operation --Year 2000 Readiness Disclosure" in the Annual Report.

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

     Under the FDIC's risk-based assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     SAIF deposit insurance assessment rates are zero for well capitalized institutions with the highest supervisory ratings and 0.27% of insured deposits
for institutions in the highest risk-based premium category.   Until December
31, 1999, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund ("BIF") members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including nonowner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible third party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted in good faith and loans where the real estate is not the primary collateral.

     Management believes that the Association's current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves transaction accounts. Reserves equal to 3% must be maintained on transactions accounts between $5.0 million and $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1999, the Association is a non-reporting institution due to the fact they do not have transaction accounts subject to the reserve requirements.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then within one year after the institution ceased to be a QTL, such unitary savings and loan holding company shall register as and be deemed to be a bank holding company and will become subject to the activities restrictions applicable to bank holding companies. See "Regulation of the Association -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Association, or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, or (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously authorized by regulation on March 5, 1987 to be directly engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple savings and loan holding company.

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


Item 2.  Description of Property
--------------------------------

     The following table sets forth information regarding the Association's sole office at September 30, 1999.


                                               Book Value at
                         Year     Owned or     September 30,   Approximate
                        Opened     Leased          1999       Square Footage
                        ------     ------      -------------  --------------


Main office:              1975      Owned          $22,600        3,000
801 Swink Avenue
Rocky Ford, Colorado 81067


     The book value of the Association's investment in premises and equipment totaled approximately $89,700 at September 30, 1999. See Note 5 of Notes to Financial Statements in the Annual Report.


Item 3.  Legal Proceedings
--------------------------

     From time to time, the Association is a party to various legal proceedings incident to its business. At September 30, 1999, there were no legal proceedings to which the Company or the Association was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Association. There are no pending regulatory proceedings to which the Company, the Association or its subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

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

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

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

     (c) Changes in Control

         Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a) List of Documents Filed as Part of This Report.
         ----------------------------------------------

         (1) Consolidated Financial Statements. The following financial statements of the registrant are included herein under Item 7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

             1.   Independent Auditors' Report

                  (a) Statements of Financial Condition as of September 30,
                      1999 and 1998
                  (b) Statements of Income for the Years Ended September 30,
                      1999 and 1998
                  (c) Statements of Equity for the Years Ended September 30,
                      1999 and 1998
                  (d) Statements of Cash Flows for the Years Ended September 30,
                      1999 and 1998
                  (e) Notes to Financial Statements

          (2) Financial Statement Schedules.  None
              -----------------------------

          (3) Exhibits.  The following exhibits are either filed as part of this
              --------
                         Annual Report on Form 10-KSB or incorporated herein by reference:


Exhibit No.         Description
-------------       -----------

  * 3.1        Certificate of Incorporation of Rocky Ford Financial, Inc.

  * 3.2        Bylaws of Rocky Ford Financial, Inc.

  * 10.1 Proposed Employment Agreement between Rocky Ford Federal Savings and Loan Association and Keith E. Waggoner +

  * 10.2 Proposed Employment Agreement between Rocky Ford Financial, Inc. and Keith E. Waggoner +

  * 10.3 Proposed Rocky Ford Financial, Inc. 1997 Stock Option and Incentive Plan +

  * 10.4       Proposed Rocky Ford Financial, Inc. Management Recognition Plan +

  * 10.5 Rocky Ford Federal Savings and Loan Association Retirement Plan for Directors and Senior Officer +

  * 10.6 Proposed Rocky Ford Federal Savings and Loan Association Incentive Compensation Plan +

     13        Annual Report to Stockholders

     23        Consent of Grimsley, White & Company

     27        Financial Data Schedule

(b) Reports on Form 8-K.  No current reports on Form 8-K have been filed during
    -------------------
    the last quarter of the fiscal year covered by this report.

_____________
* Incorporated by reference from Registration Statement on Form SB-2 filed January 27, 1997 (File No. 333-20489).
+    Management contract or compensation plan arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ROCKY FORD FINANCIAL, INC.


Date:  December 20,1999          By:  /s/ Keith E. Waggoner
                                      --------------------------------------
                                       Keith E. Waggoner
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Keith E. Waggoner                             Date:  December 20, 1999
   -----------------------------------------------
    Keith E. Waggoner
    President and Chief Executive Officer
    (Principal Executive, Financial and Accounting
    Officer)


By: /s/ Donald F. Gause                               Date: December 20, 1999
   -----------------------------------------------
    Donald F. Gause
    Chairman of the Board of Directors


By: /s/ Norman Bailey                                 Date: December 20, 1999
   -----------------------------------------------
    Norman Bailey
    Director


By: /s/ William E. Burrell                            Date: December 20, 1999
   -----------------------------------------------
    William E. Burrell
    Director

By: /s/ Francis E. Clute                              Date: December 20, 1999
   -----------------------------------------------
    Francis E. Clute
    Director


By: /s/ Brian H. Hancock                              Date: December 20, 1999
   -----------------------------------------------
    Brian H. Hancock
    Director


By: /s/ R. Dean Jones                                 Date: December 20, 1999
   -----------------------------------------------
    R. Dean Jones
    Director


By: /s/ Wayne W. Whittaker                            Date: December 20, 1999
   -----------------------------------------------
    Wayne W. Whittaker
    Director