Form 10QSB
period 1999-12-31
ROCKY FORD FINANCIAL INC
filed 2000-02-07
CIK 1031517

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999

Commission file number   0-22441

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

    Shares of common stock outstanding as of December 31, 1999
                               361,269

                   ROCKY FORD FINANCIAL, INC.

                          CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1:   Financial Statements

            Consolidated Statement of Condition
            at December 31, 1999 and September 30, 1999       3

            Statements of Consolidated Income for
            the Three Months Ended December 31, 1999
            and 1998                                          4

            Statements of Consolidated Cash Flows
            for the Three Months Ended December 31,
            1999 and 1998                                      5

            Notes to Financial Statements                  6 - 7

  Item 2:   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    8 - 10

PART II - OTHER INFORMATION

  Item 1:   Legal Proceedings                                 11

  Item 2:   Changes in Securities                             11

  Item 3:   Defaults Upon Senior Securities                   11

  Item 4:   Submission of Matters to a Vote of
            Security Holders                                  11

  Item 5:   Other Information                                 11

  Item 6:   Exhibits and Reports on Form 8-K                  11

  Signature                                                   11

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            (UNAUDITED)

                                           December 31,    September 30,
                                              1999             1999
                                           ----------------------------
               ASSETS
Cash and cash equivalents
   Interest - bearing                     $ 4,200,000     $ 4,100,000
   Non-interest bearing                       318,907         574,771
Certificates of deposit                     2,099,000       2,099,000
Securities available for sale at
  fair value
   Equity securities (cost of $11,327)        544,419         601,536
Securities held to maturity at cost
   Mortgage-backed securities (estimated
     fair value of $1,606,000 and
     $1,702,000)                            1,601,691       1,667,376
   U.S. agencies (estimated fair value
     of $248,800 and $253,000)                249,492         249,434
Loans receivable - net                     13,154,937      13,446,497
Federal Home Loan Bank stock, at cost         169,500         166,400
Retirement trust assets                       340,105         305,673
Accrued interest receivable                   144,758         133,799
Premises and equipment                         82,651          89,732
Prepaids                                        5,820          43,172
                                          -----------     -----------
     TOTAL ASSETS                         $22,911,280     $23,477,390
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $15,890,838     $16,214,512
Advances from borrowers for taxes and
  insurance                                    37,843          26,680
Accounts payable and accrued expenses         432,743         396,415
Deferred income taxes                         155,200         180,100
                                          -----------     -----------
     TOTAL LIABILITIES                     16,516,624      16,817,707
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                     --              --
Common stock - $.01 par value;
  authorized 3,000,000 shares;
  issued and outstanding 423,200 shares         4,232           4,232
Paid-in capital                             3,849,680       3,849,305
Retained earnings - substantially
  restricted                                2,910,499       2,860,454
Net unrealized gain on securities
  available for sale, net of tax of
  $197,300 and $218,400                       335,821         371,805
Note receivable from ESOP Trust              (236,992)       (236,992)
Treasury stock, at cost - 43,397
  and 18,250 shares                          (468,584)       (189,121)
                                          -----------     -----------
     TOTAL EQUITY                           6,394,656       6,659,683
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $22,911,280     $23,477,390
                                          ===========     ===========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              3

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                    1999       1998
                                                  --------    -------
INTEREST INCOME
  Loans receivable                                $277,901    $307,537
  Securities available for sale                      4,881       3,198
  Securities held to maturity                       36,809      53,270
  Other interest-bearing assets                     91,153      85,033
                                                  --------    --------
     TOTAL INTEREST INCOME                         410,744     449,038

INTEREST ON DEPOSITS                               191,495     194,721
                                                  --------    --------
     NET INTEREST INCOME                           219,249     254,317

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                                --          --
                                                  --------    --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                   219,249     254,317
                                                  --------    --------

NON-INTEREST INCOME
    Other charges                                    2,603       4,100
                                                  --------    --------

NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
     Compensation and benefits                      73,273      72,505
     Occupancy and equipment                         7,675       6,783
     Computer services                              12,569      14,284
     SAIF deposit insurance                          4,273       4,100
     Other                                          51,616      58,226
                                                  --------    --------
      TOTAL NON-INTEREST EXPENSE                   149,406     155,898
                                                  --------    --------

      INCOME BEFORE TAXES                           72,446     102,519

INCOME TAX (EXPENSE) BENEFIT                       (22,401)    (39,419)
                                                  --------    --------
      NET INCOME                                  $ 50,045    $ 63,100
                                                  ========    ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE:      $   0.13    $   0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                380,225     395,886

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                    Three Months Ended
                                                        December 31,
                                                    1999             1998
                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    50,045     $    63,100
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (2,312)         (5,241)
    Discounts on investments                            (58)            (59)
  Stock dividend received from FHLB                  (3,100)         (3,100)
  ESOP market value expense                             375             779
  Depreciation                                        7,081           3,488
  Change in assets and liabilities
     Accrued interest receivable                    (10,959)        (18,857)
     Prepaids                                        37,352           5,744
     Accounts payable and accrued expenses           36,328          26,762
     Current income taxes                                --          51,816
     Deferred income taxes                           (3,767)        (11,781)
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              60,940          49,551
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  110,985         112,651
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment to retirement trust                       (34,432)             --
  Loan originations and principal payments
    on loans                                        293,872         134,224
  Principal payments on mortgage-backed
    securities                                       65,685         195,696
  Federal Home Loan Bank stock redeemed                  --          54,900
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  325,125         384,820
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                           (323,674)        195,937
  Treasury stock purchases                         (279,463)       (152,821)
  Net change in mortgage escrow funds                11,163           8,747
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                 (591,974)         51,863
                                                -----------     -----------
      NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                          (155,864)        549,334

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    4,674,771       3,370,793
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 4,518,907     $ 3,920,127
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for:
  Taxes                                         $       745     $        --
  Interest                                          193,963         198,863

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               ROCKY FORD FINANCIAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)

                    DECEMBER 31, 1999

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association.
The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1999 financial statements

Note 3.  Regulatory Capital Requirements

At December 31, 1999, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1999:

Tangible Capital:
     Actual                        $4,886,000                    22.81%
     Required                         321,000                     1.50
     Excess                        $4,565,000                    21.31%

Core Capital:
     Actual                        $4,886,000                    22.81%
     Required                         857,000                     4.00
     Excess                        $4,029,000                    18.81%

Risk-Based Capital:
     Actual                        $5,186,000                    58.78%
     Required                         706,000                     8.00
     Excess                        $4,480,000                    50.78%

  Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
                           6

              ROCKY FORD FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                   DECEMBER 31, 1999


Note 4.  Earnings Per Share

The Company adopted Financial Accounting Standards Board Statement No. 128 relating to earnings per share. The statement requires dual presentations of basic and diluted earnings per share on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity.

               ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND
SEPTEMBER 30, 1999

The Company's total assets decreased by $566,000
or 2.41% from $23.5 million at September 30, 1999 to $22.9 million at December 31, 1999. The decrease is attributed to a decrease in non-interest bearing cash of $256,000 and the decrease in loans of $292,000.

The Company's net loan portfolio decreased by approximately $292,000 during the three months ended December 31, 1999. Net loans totaled $13.2 million at December 31, 1999 and $13.4 million at September 30, 1999. For the three months ended December 31, 1998, the Association closed loans in the amount of $626,000 and received payments in the amount of $918,000. As of December 31, 1999, the Association had outstanding loan commitments of $539,000.

The allowance for loan losses totaled $60,000 at December 31, 1999. As of that date the Company had $113,100 of non-performing, single family loans in its portfolio with a aggregated loan to value of 58%, based on last appraisals. There were no loans charged off or recoveries of previous loan losses during the three months ended December 31, 1999. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At December 31, 1999, the ratio of the allowance for loan losses to net loans was
 .46%. as compared to .45% at September 30, 1999.

At December 31, 1999, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $1.9 million and an estimated fair value of $1.9 million, and equity securities classified as "available for sale" with an estimated fair value of $544,000. The balance of the Company's investment portfolio at December 31, 1999 consists of interest bearing deposits with various financial institutions totaling $6.3 million.

At December 31, 1999 deposits decreased to $15.9 million from $16.2 million at September 30, 1999 or a net decrease of 2.00%. The demand accounts increased by $100,000 and the certificate of deposit accounts decreased by $424,000 for the three months ended December 31,1999. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

During the period ending December 31, 1999, the Company purchased 25,147 shares of common stock, at a cost of $279,463, and reported the purchase as treasury stock.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998

Net Income. The Company's net income for the three months ended December 31, 1999 was $50.045 compared to net income of $63,100 for the three months ended December 31, 1998. The decrease in net income for the three months ended December 31, 1999 resulted from the decrease in interest income, primarily on loans.

Net Interest Income. Net interest income for the three months ended December 31, 1999 was $219,000 compared to $254,000 for the three months ended December 31, 1998. The decrease in net interest income for the three months ended December 31, 1999 was due to an decrease in the interest earning assets.

Interest Income. Interest income decreased by $38,000 from $449,000 to $411,000 or by 8.46%, during 1999 compared to 1998.
This decrease resulted in part from an overall decrease of interest-earning assets by $311,000 from $22.3 million to $22.0 million or by 1.39% from 1998 to 1999. The Company experienced a decrease in the average yield on the interest-earning assets from 7.94% in 1998 to 7.34% in 1999.

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Expense. Interest expense decreased $4,000 to $191,000 for the three months ended December 31, 1999 from $195,000 for the three months ended December 31, 1998. The comparable expense for the periods was caused by the decrease of the average rate paid from 4.94% in 1998 to 4.78% in 1999 with a corresponding increase in average deposits from $15.8 million as of December 31,1998 to $16.0 million as of December 31, 1999.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company determined a provision for loan loss was not required for the three months ended December 31, 1999 and 1998.

Non-Interest Expense. The non-interest expense section of the consolidated statement of income decreased by $7,000 for the three months ended December 31, 1999 when compared to the three months ended December 31,1998. The decrease is attributed to a reduction of professional fees.

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

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 1999 was 41%.

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

YEAR 2000 COMPLIANCE

The Company has an ongoing program of evaluating the effect of the Year 2000 on its information processing systems and business operations. The Company's core data processing is performed by an outside vendor. As of January 2000, and through February 1, 2000 the system was functioning with no noted errors.

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

YEAR 2000 COMPLIANCE (Continued)

It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, other financial institutions, or other third parties will all be fully resolved. Although the Company and its subsidiary had not experienced any problems as of February 1, 2000, systems failures and errors could still happen with other date changes through out the year.

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


                                    Rocky Ford Financial, Inc.
                                        Registrant



  Date February 1, 2000             /s/ Keith E. Waggoner
                                    -------------------------
                                    Keith E. Waggoner, President