Form 10QSB
period 2000-03-31
ROCKY FORD FINANCIAL INC
filed 2000-05-09
CIK 1031517

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB



[ X ]     Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

    Shares of common stock outstanding as of March 31, 2000
                               358,467

              ROCKY FORD FINANCIAL, INC.

                       CONTENTS




  PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Independent Accountants' Report               3

               Consolidated Statement of Financial
               Condition at March 31, 2000 and
               September 30, 1999                            4

               Consolidated Statements of Income for
               the Six Months and Three Months Ended
               March 31, 2000 and 1999                       5

               Consolidated Statements of Cash Flows
               for the Six Months Ended March 31, 2000
               and 1999                                      6

               Notes to Financial Statements               7 - 8

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 9 - 11

  PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                              12

     Item 2:   Changes in Securities                          12

     Item 3:   Defaults Upon Senior Securities                12

     Item 4:   Submission of Matters to a Vote of
               Security Holders                               12

     Item 5:   Other Information                              12

     Item 6:   Exhibits and Reports on Form 8-K               12

     Signature                                                12

        [LETTERHEAD OF GRIMSLEY, WHITE & COMPANY
            CERTIFIED PUBLIC ACCOUNTANTS]




           Independent Accountants' Report
           -------------------------------


Board of Directors
Rocky Ford Financial, Inc.
Rocky Ford, Colorado


We have reviewed the accompanying consolidated statement of financial condition of Rocky Ford Financial, Inc. as of March 31, 2000, the consolidated statements of income for the six month and three month periods ended March 31, 2000 and 1999, the consolidated statements of cash flows for the six month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as modified by the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Based on our review, with the exception described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The consolidated statement of financial condition as of September 30, 1999, was taken from the September 30, 1999, financial statements, which were audited by us, and we expressed an unqualified opinion on them in our report dated November 24, 1999.

                           /s/Grimsley, White & Company
                           Grimsley, White & Company

April 11, 2000

                   ROCKY FORD FINANCIAL, INC.

             CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            (UNAUDITED)

                                             March 31,     September 30,
                                              2000             1999
                                           ----------------------------
               ASSETS
Cash and cash equivalents
   Interest-bearing                       $ 3,000,000     $ 4,100,000
   Non-interest bearing                       319,241         574,771
Certificates of deposit                     2,099,000       2,099,000
Securities available for sale
   Equity securities (cost of $11,327)        511,161         601,536
Securities held to maturity
   Mortgage-backed securities (estimated
     market value of $2,593,000 and
     $1,702,000)                            2,552,564       1,667,376
   U.S. agencies (estimated market value
     of $249,500 and $253,000)                249,551         249,434
Loans receivable - net                     12,819,443      13,446,497
Federal Home Loan Bank stock, at cost         169,500         166,400
Retirement trust assets                       340,105         305,673
Accrued interest receivable                   146,245         133,799
Premises and equipment                         77,338          89,732
Prepaids                                       16,112          43,172
                                          -----------     -----------
     TOTAL ASSETS                         $22,300,260     $23,477,390
                                          ===========     ===========

           LIABILITIES AND EQUITY

Deposits                                  $15,342,794     $16,214,512
Advances from borrowers for taxes and
  insurance                                    45,664          26,680
Accounts payable and accrued expenses         431,378         396,415
Deferred income taxes                         134,000         180,100
                                          -----------     -----------
     TOTAL LIABILITIES                     15,953,836      16,817,707
                                          -----------     -----------
Commitments and contingencies

Preferred stock - $.01 par value;
  authorized 1,000,000 shares; no
  shares issued or outstanding                     --              --
Common stock - $.01 par value;
  authorized 3,000,000 shares;
  423,200 shares issued and 358,457
  shares outstanding as of March 31,
  2000                                          4,232           4,232
Paid-in capital                             3,848,959       3,849,305
Retained earnings - substantially
  restricted                                2,909,763       2,860,454
Net unrealized gain on securities
  available for sale, net of tax of
  $185,100 and $218,400                       314,868         371,805
Treasury stock, at cost                      (494,406)       (189,121)
Note receivable from ESOP Trust              (236,992)       (236,992)
                                          -----------     -----------
     TOTAL EQUITY                           6,346,424       6,659,683
                                          -----------     -----------
     TOTAL LIABILITIES AND EQUITY         $22,300,260     $23,477,390
                                          ===========     ===========

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              4

                     ROCKY FORD FINANCIAL, INC.

                  CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                          Three Months Ended      Six Months Ended
                                               March 31,             March 31,
                                            2000       1999        2000       1999
                                          --------    -------    --------   --------
INTEREST INCOME
  Loans receivable                        $271,477    $290,963   $549,378   $598,500
  Securities available for sale              4,685       5,852      9,566      9,050
  Securities held to maturity               38,977      35,906     75,786     89,176
  Other interest-bearing assets             86,220      72,756    177,373    157,789
                                          --------    --------   --------   --------
     TOTAL INTEREST INCOME                 401,359     405,477    812,103    854,515

INTEREST ON DEPOSITS                       181,217     190,091    372,712    384,812
                                          --------    --------   --------   --------
     NET INTEREST INCOME                   220,142     215,386    439,391    469,703

(PROVISION FOR) RECOVERY OF LOAN
  LOSSES                                        --          --         --         --
                                          --------    --------   --------   --------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES           220,142     215,386    439,391    469,703
                                          --------    --------   --------   --------
NON-INTEREST INCOME
    Other charges                            2,580       1,648      5,183      5,748
                                          --------    --------   --------   --------

NON-INTEREST EXPENSE
  GENERAL AND ADMINISTRATIVE
    Compensation and benefits                73,145      84,796   146,418    157,301
    Occupancy and equipment                   7,379       7,893    15,054     14,676
    Computer services                        13,636      14,347    26,205     28,631
    SAIF deposit insurance                    2,982       4,206     7,255      8,306
    Other                                    49,138      59,052   100,754    117,278
                                           --------    --------  --------   --------
      TOTAL NON-INTEREST EXPENSE            146,280     170,294   295,686    326,192
                                           --------    --------  --------   --------

      INCOME BEFORE TAXES                    76,442      46,740   148,888    149,259

INCOME TAX EXPENSE                           23,565      14,868    45,966     54,287
                                           --------    --------  --------   --------

      NET INCOME                           $ 52,877    $ 31,872  $102,922   $ 94,972
                                           ========    ========  ========   ========

BASIC EARNINGS PER COMMON SHARE            $   0.15    $   0.08  $   0.28   $   0.24
                                           ========    ========  ========   ========

DILUTED EARNINGS PER COMMON SHARE          $   0.15    $   0.08  $   0.28   $   0.24
                                           ========    ========  ========   ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING  BASIC                          360,535     385,971   370,380    390,921
             DILUTED                        360,535     385,971   370,380    390,921

DIVIDENDS PER SHARE                        $   0.15    $   0.15  $   0.15   $   0.15

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     ROCKY FORD FINANCIAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                      Six Months Ended
                                                          March 31,
                                                    2000             1999
                                                 ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   102,922     $    94,972
                                                -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Amortization of:
    Deferred loan origination fees                   (3,798)         (9,718)
    Discounts on investments                           (117)           (117)
  Stock dividend received from FHLB                  (3,100)         (5,800)
  ESOP market value expense                            (346)          2,159
  Depreciation                                       14,289           9,014
  Change in assets and liabilities
     Accrued interest receivable                    (12,446)        (11,269)
     Prepaids                                        27,060          (7,732)
     Accounts payable and accrued expenses           34,963         (79,472)
     Deferred income taxes                          (12,662)        (16,942)
                                                -----------     -----------
      TOTAL ADJUSTMENTS                              43,843        (119,877)
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  146,765         (24,905)
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in certificates of deposit                  --        (400,000)
  Loan originations and principal payments
    on loans                                        630,852         639,837
  Purchase of treasury stock                       (305,285)       (152,821)
  Purchase of mortgage-backed securities         (1,004,375)             --
  Principal payments on mortgage-backed
    securities                                      119,187         369,005
  Capital purchases                                  (1,894)        (34,918)
  FHLB stock redeemed                                    --          54,900
  Payment to retirement trust                       (34,432)             --
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                 (595,947)        476,003
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                    (53,614)        (57,287)
  Net change in deposits                           (871,718)        539,577
  Net change in mortgage escrow funds                18,984          10,839
                                                -----------     -----------
      NET CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                 (906,348)        493,129
                                                -----------     -----------
      NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                        (1,355,530)        944,227

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    4,674,771       3,967,576
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 3,319,241     $ 4,911,803
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for:
  Taxes                                         $    55,365     $   174,731
  Interest                                          375,910         390,097

         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               ROCKY FORD FINANCIAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)

                   MARCH 31, 2000

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

Note 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements,(except for the statement of financial condition at September 30, 1999, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Rocky Ford Federal Saving and Loan Association.
The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed are as set forth in Note 1. of the Notes to Financial Statements in the 1999 Rocky Ford
Financial, Inc. financial statements

Note 3.  Regulatory Capital Requirements
At March 31, 2000, the Association met each of the three current minimum regulatory capital requirements.  The following table summarizes the Association's regulatory capital position at March
31, 2000:
Tangible Capital:
     Actual             $4,889,000       23.45%
     Required              313,000        1.50
     Excess             $4,576,000       21.95%

Core Capital:
     Actual             $4,889,000       23.45%
     Required              625,000        3.00
     Excess             $4,264,000       20.45%

Risk-Based Capital:
     Actual             $5,174,000       62.28
     Required              665,000        8.00
     Excess             $4,509,000       54.28%

              ROCKY FORD FINANCIAL, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

                    MARCH 31, 2000

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

Note 5.  Dividends Paid

On January 13, 2000 and January 11, 1999, respectively, the
Board of Directors declared a cash dividend of $0.15 per share to stockholders of record payable on February 8, 2000 and February 26, 1999, respectively.

               ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER
30, 1999

The Company's total assets decreased by $1,2 million or 5.01% from $23.5 million at September 30, 1999 to $22.3 million at March 31, 2000. The decrease is attributed to the decrease in deposit accounts of $872,000 and the purchase of treasury stock for $305,000.

The Company's net loan portfolio decreased by approximately $627,000 during the six months ended March 31, 2000. Net loans totaled $12.8 million at March 31, 2000 and $13.4 million September 30, 1999. The Association made new loans in the amount of $684,000 and received payoffs or payments of $1.3 million during the six months ended March 31, 2000. The large amount of payoffs is attributed to intense activity of two local financial institutions who offer lower rates, and then sell the mortgages. As of March 31, 2000, the Association had outstanding loan commitments of $215,000.

The allowance for loan losses totaled $60,000 at March 31, 2000 and September 30, 1999. As of those dates the Company's non-performing loans in its portfolio were $4,100 and $33,000. There were no loans charged off or recoveries of previous loan losses during the six months ended March 31, 2000. The determination of the allowance for loan losses is based on management's analysis, performed on a quarterly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. The Company has had minimal losses on loans in prior years. At March 31, 2000, the ratio of the allowance for loan losses to net loans was .47% as compared to .45% at September 30, 1999.

At March 31, 2000, the Company's investment portfolio included mortgage-backed and related securities classified as "held to maturity" carried at amortized cost of $2.8 million and an estimated fair value of $2.8 million, and equity securities classified as "available for sale" with an estimated fair value of $511,000. The balance of the Company's investment portfolio at March 31, 2000 consists of interest bearing deposits with various financial institutions totaling $5.1 million.

At March 31, 2000 deposits decreased to $15.3 million from $16.2 million at September 30, 1999 or a net decrease of $872,000 or 5.38%. The decrease was in certificate of deposit accounts and represents area deposits. Short term certificate of deposit rates have become more competitive in the Association's market area. Management is continually evaluating the investment alternatives available to the Company's customers, and adjusts the pricing on its savings products to maintain its existing deposits.

During the six month period ending March 31, the Company purchased 27,949 shares of it's common stock in the open market, at a cost of $305,300, and is holding the shares as treasury stock.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH
31, 2000 AND 1999

Net Income. The Company's net income for the six months ended March 31, 2000 was $103,000 compared to $95,000 for the six months ended March 31, 1999. The increase in net income for the six months ended March 31, 2000 resulted primarily from the reduction of general and administrative expenses and the reduction in the effective rate of income taxes. The administrative staff has been reduced by one person and the requirement for professional services has declined.

Net Interest Income. Net interest income for the six months ended March 31, 2000 was $439,000 compared to $470,000 for the six months ended March 31, 1999. The decrease in net interest income for the six months ended March 31, 2000 was due to a decrease in interest earning assets of $462,000 and a reduction in deposits of $89,000.

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest Income. Interest income decreased by $42,000 from $855,000 to $812,000 or by 4.96%, during the 2000 six month period compared to the 1999 six month period. This decrease resulted in part from an overall decrease of average interest-earning assets by $462,000 from $22.5 million to $22.1 million or by 2.05% from the 1999 six month period to the 2000 six month period. The Company experienced a decrease in the average rate received on the interest-earning assets from 7.59% in the 1999 six month period to 7.36% in the 2000 six month period.

Interest Expense. Interest expense decreased $12,000 to $373,000 for the six months ended March 31, 2000 from $385,000 for the six months ended March 31, 1999. The change was caused by the decrease in average deposits of $89,000 from $15.8 million in 1999 to $15.7 million in 2000. The effective interest rate for the six months ended March 31, 2000 was 4.74% compared to 4.87% for the six months ended March 31, 1999.

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

The Company determined that a provision for loan loss was not required for the six months ended March 31, 2000 and 1999 due to the limited occurrence of delinquent loans.

Non-Interest Expense.  The decrease in non-interest expense
section is attributable to reduced administrative staff and less professional expenses incurred in the 2000 six month period.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 2000 AND 1999

Net Income.  The Company's net income for the three months ended
March 31, 2000 was $53,000 compared to $32,000, for the three months ended March 31, 1999. The increase is attributable to the reduction in general and administrative expenses.

Net Interest Income. Net interest income for the three months ended March 31, 2000 was $220,000 compared to $215,000 for the three months ended March 31, 1999. The increase is attributed to the reduction in interest expense caused by a decrease in average deposits.

Interest Income. The interest income for the three months ended March 31, 2000 was $401,000 compared to $405,000 for the three months ended March 31, 1999. The decrease is attributable to the decrease in interest earning assets from $15.9 million for the three months ended March 31,1999 to $15.4 million for the three months ended March 31, 2000. The yield on interest earning assets was 7.23% for the three months ended March 31,1999 compared to 7.38% for the three months ended March 31, 2000.

Interest Expense. The interest expense for the three months ended March 31, 2000 was $181,000 compared to $190,000 for the three months ended March 31, 1999. The decrease was caused by a decrease in average deposits from $15.9 million as of March 31, 1999 to $15.4 million as of March 31, 2000, and a decrease in the average rates paid from 4.79% as of March 31, 1999 to 4.70% for the three months ended March 31, 2000.

Non-Interest Expense. The decrease in non-interest expenses from $170,000 for the three months ended March 31, 1999 to $146,000 for the three months ended March 31, 1999 was due to the reduction of the administrative staff and professional services.

             ROCKY FORD FINANCIAL, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of and to meet operating expenses. Management believes that proceeds from the stock sale, loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio was 5% until November 24, 1997 when it was changed to 4%. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratios at March 31, 2000 and 1999 were 34% and 26%, respectively.


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

YEAR 2000 ISSUE

The Company has an ongoing program of evaluating the effect of the Year 2000 on its information processing systems and business operations. The Company's core data processing is performed by an outside vendor. As of March 31, 2000, the system was functioning with no noted errors.

It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, other financial institutions, of other third parties either have been, or will all be fully resolved. Although the Company and its subsidiary had not experienced any problems as of April 30, 2000, systems failures and errors could still happen with other date changes throughout the year.

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

          Reports on Form 8-K - None

  SIGNATURE
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Rocky Ford Financial, Inc.
                                    Registrant




  Date April 30, 2000               /s/ Keith E. Waggoner
                                    ____________________________
                                    Keith E. Waggoner, President